Form 10QSB
period 2000-04-30
SARATOGA INTERNATIONAL HOLDINGS CORP
filed 2000-06-14
CIK 1092915

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under

                       the Securities Exchange Act of 1934

                        For Quarter Ended: April 30, 2000

                         Commission File Number:0-29081

                      SARATOGA INTERNATIONAL HOLDINGS CORP.

        (Exact name of small business issuer as specified in its charter)

                                     Nevada

         (State or other jurisdiction of incorporation or organization)

                                   98-0169082

                        (IRS Employer Identification No.)

                              8756 122nd Avenue NE

                              Kirkland, Washington

                    (Address of principal executive offices)

                                      98033

                                   (Zip Code)

                                 (425) 827-7817

                           (Issuer's Telephone Number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                             if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

 Yes      No

  X
-------  ------

The number of shares of the registrant's only class of common stock issued and outstanding, as of April 30, 2000, was 59,823,285 shares.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS   . . . . .  . . .. .  . . .  . . . . . . . .2


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. . . . 2

PART II.  OTHER INFORMATION    .  . . . . . . . ..  . . . . . . . . . . . .15

Item 1. Legal Proceedings   . . . . . .  . . .  . . .. . . . . . . . . .  .15
Item 2. Changes In Securities and Use of Proceeds . . .  . . . . . . . .  .15
Item 3. Defaults Upon Senior Securities . . . . . . . . .  . . . . . . .  .17
Item 4. Submission of Matters to a Vote of Security Holders . .. . .. . . .17
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . .17
Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .17

SIGNATURES . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . .18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The financial statements are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

o    Plan of Operations

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

Saratoga's current plan is to become operational by approximately July 31, 2000 by continuing with the implementation of the business development plans of its two subsidiaries, Saratoga Telecom Corp. and Virtual Media Group Inc. Saratoga also plans to explore the possibility of acquiring other businesses, technologies, products and services available in the e-commerce industry.

Saratoga Telecom

Saratoga Telecom is in the process of establishing itself as a reseller of prepaid long distance telephone calling service provided by major domestic and international long distance service suppliers. Saratoga's Telecom's major marketing strategy is based on selling prepaid long distance usage to customers
over   the   Internet.  Saratoga  Telecom
has developed a Web Site (www.TalkisCheapCard.com) to facilitate the sale of prepaid long distance usage. By dialing up the Web Site on the Internet, customers may order and receive long distance usage by prepaying for such usage online with a credit card.

Upon purchasing long distance service online, a "virtual calling card" will appear on the customer's computer monitor, complete with usage instructions and a personal identification number (PIN) superimposed over the online virtual card to be used by the customer to access his or her account. Such information can then be printed out by the customer for record keeping and personal use by the customer. The printout also includes instructions for the customer as to how to place a long distance call using the virtual card.

The units of long distance service and PINs are supplied to Saratoga Telecom under non-exclusive reseller agreements with long distance service suppliers who provide telephone service to the target markets selected by the company. At present, Saratoga Telecom, as an independent contractor, has agreements with Teleglobe Communications Corp. and Cable and Wireless Global Card Service Inc. to supply it with units of long distance service on an "as ordered", "as needed" basis.

Teleglobe has the ability to create customized global connectivity, PINs and full turnkey calling solutions for customers. Teleglobe's sizeable portfolio of global telecommunications services also includes domestic and international voice services, Internet access, domestic and international private lines, Asynchronous Transfer Mode (ATM) services, international toll-free services and postpaid calling services. Therefore, Saratoga Telecom has selected Teleglobe as its principal supplier of long distance services. Teleglobe Inc. (NYSE, TSE, ME:
TGO) is a recognized leader in global telecommunications.

Through its subsidiary Teleglobe Communications Corporation, Teleglobe develops and supplies global connectivity services to carriers, Internet service providers, business customers and content providers worldwide. Teleglobe also caters to an expanding international consumer customer base. According to TeleGeography, an industry publication, Teleglobe is the fourth-ranked long distance provider in the United States and, according to a recent KMI Corporation study, the third largest owner of undersea fiber optic cable systems. Teleglobe has a 50% interest in ORBCOMM, the world's first commercial low-earth-orbit, satellite-based, data communications system. Additional information is available at www.teleglobe.com.

Teleglobe's prepaid card service is unique in that it allows telecommunications carriers and large corporations to deliver a global calling service completely branded in their own name. The prepaid cards not only carry the brand of the carrier, but when callers use the card they hear custom-branded messages identifying the network with the retailer's name, a capability other carriers do not offer.

Cable & Wireless Global Card Services Inc. is the American subsidiary of Cable & Wireless of London, England, one of the world's leading providers of integrated communications and a major global carrier of communications traffic: Internet, data, voice and video. Its businesses around the world offer a range of services spanning interactive entertainment and information, broadband data, Internet access and broadcast television, as well as fixed and mobile voice. Cable & Wireless is one of the world's largest carriers of international traffic and provides mobile communications in more than 30 countries. Cable & Wireless is listed on the Stock Exchanges of London, New York (NYSE: CWP) and Frankfurt.

Saratoga Telecom's plan to originate customer contact and sales orders is based on establishing a network of Web Site agents in markets targeted by the Company to direct potential customers to Saratoga Telecom's virtual calling card Web Site. Saratoga Telecom has engaged the services of a marketing consulting service firm in Florida to assist it with its efforts to establish Web Site agents in Central and South America.

Under its marketing plan, Saratoga is also pursuing a strategy of offering private label branding of its virtual calling cards to companies involved in international business, such as air transportation carriers, travel agencies, financial service providers and other service and commercial businesses.

Virtual Media

Virtual, which was founded in 1998, has offices in Kirkland, Washington and Lethbridge, Alberta, Canada. Virtual's principal business development activity to date has been in the Western Canada marketplace.

Virtual's business development plan is based on providing e-commerce solutions for the Internet. Virtual provides technological services to its customers including website development and hosting, database development, digital virtual tour technology and multi media services including CD ROM's. Virtual has also commenced development of proprietary Internet software technology which includes a new searching technology, a multi function communications module with specialized security features and an e-commerce module.

Virtual Media's current business development plan is based on expanding its marketing efforts to sell technological service in Western Canada and in the USA. Further development of Virtual's proprietary software technology is subject to the availability of sufficient funds from operating revenues or proceeds from future financings by Saratoga.

Saratoga

Saratoga also plans to aggressively pursue the acquisition of other products, technologies and services through licensing and/or acquiring businesses with proven sales and operating history which are compatible with corporate strategies to become operational in the e-commerce industry.

To date, Saratoga's current business development activities have consisted primarily of acquiring the Internet telecom operational right of Internet Interview Inc., acquiring Virtual Media Group Inc., assembling a management team and raising capital. Since inception of Saratoga's development stage activities in December 1997 to April 30, 2000, Saratoga's net losses have totaled approximately $ 4,096,000 of which approximately $1,147,000 is attributable to its previous tire and petroleum business project, which was spun-off to Saratoga's shareholders during March 1999. These net losses have been funded primarily with the proceeds from the private sales of the Company's convertible debt and equity securities as well as with the issuance of its common stock in exchange for services.

Saratoga has raised approximately $2,994,000 of operating capital including $2,308,000 in private placement offerings since inception of its business development activities in December 1997 through April 30, 2000 and plans to continue its efforts to raise additional operating capital through various financing methods including private placements of its equity securities. Funding of future operations is dependent on management's ability to raise additional capital.

o    Research & Development

Other than developing, updating and expanding Saratoga Telecom's Web Site and Internet software to facilitate sales of its prepaid long distance virtual calling card, and Virtual's Internet software to facilitate sales of its technological services, Saratoga does not intend to undertake any activities that may be characterized as research and development until sufficient funding is available from future operations or financings by Saratoga. Saratoga has not incurred any research and development expenses since its inception.

o    Number of Employees

Saratoga presently has twelve (12) employees; nine (9) full time and three (3) part time employees. During the next 12 months, management intends to hire up to twelve additional employees, including technical, marketing and sales and administrative support personnel. Saratoga believes there is an ample supply of qualified candidates available to fill such positions. However, the continuance of employment of existing personnel and the hiring of any additional employees is subject to the availability of sufficient funds from operating revenues or proceeds from future financings to pay them.

Forward-Looking Statements

In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

                              FINANCIAL STATEMENTS

TABLE OF CONTENTS

Consolidated Balance Sheet as of April 30, 2000    . .. . . . . . . . . . . 8

Consolidated Statements of Operations

For the Six and Three Months Ended April 30, 1999 and 2000
and the Cumulative Period During the Development Stage
from December 1, 1997 (Inception) through April 30, 2000 . . . .  . . . . . 9

Consolidated Statements of Cash Flows
For the Six Months Ended April 30, 1999 and 2000 and
the Cumulative Period During the Development Stage
from December 1, 1997 (Inception)  through April 30, 2000. . . . . . . . . 10

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 12



                  SARATOGA  INTERNATIONAL HOLDINGS  CORP. AND SUBSIDIARIES

                               (A Development Stage Company)

                                 CONSOLIDATED BALANCE SHEET

                                         ASSETS

                                                                            April 30, 2000
                                                                             (Unaudited)

                                                                           ----------------
CURRENT ASSETS:
   Cash                                                                    $       320,083
   Accounts Receivable                                                              21,144
   Deferred PIN cost                                                                29,391
   Deferred financing cost                                                          10,000
   Prepaid expense and other current assets                                         49,222
                                                                           ----------------
      TOTAL CURRENT ASSETS                                                         429,840

PROPERTY AND EQUIPMENT - at cost, net                                               59,763
INTANGIBLE ASSET, net                                                               57,061
GOODWILL                                                                           280,379

                                                                           ----------------
                                                                           $       827,043

                                                                           ================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Loans payable - shareholders and officers                               $        35,247
   Deferred PIN revenue                                                              8,709
   Accrued expenses and other current liabilities                                  107,340
                                                                           ----------------
      TOTAL CURRENT LIABILITIES                                                    151,296
                                                                           ----------------

COMMITMENTS AND CONTINGENCIES                                                            -

SHAREHOLDERS' EQUITY:

   8% cumulative convertible redeemable preferred stock, $.001 par value, 50,000,000 authorized, 377,742 shares, issued and outstanding,

         liquidating preference of $1                                              377,742
   Common stock, par value $0.001, 200,000,000 authorized
      59,823,285 shares issued and outstanding                                      59,823
   Additional paid in capital                                                    4,584,206
   Deficit accumulated during the development stage                             (4,346,024)
                                                                           ----------------
      TOTAL SHAREHOLDERS' EQUITY                                                   675,747
                                                                           ----------------

                                                                           $       827,043

                                                                           ================


               See notes to the consolidated financial statements



             SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                              Cumulative
                                                                                                              During the

                                                                                                             Development

                                                        Six           Six          Three         Three          Stage
                                                       Months        Months        Months        Months      (December 1,
                                                       Ended         Ended         Ended         Ended         1997 to
                                                     April 30,     April 30,     April 30,     April 30,      April 30,
                                                        1999          2000          1999          2000          2000)
                                                    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

                                                    ------------  ------------  ------------  ------------  --------------
NET SALES                                           $         -   $    41,337   $         -   $    34,666   $      43,997
                                                                                                                        -
COST OF SALES                                                 -        18,179             -        13,381          41,989
                                                    ------------  ------------  ------------  ------------  --------------
                                                                                                                        -
GROSS PROFIT                                                  -        23,158             -        21,285           2,008


OPERATING EXPENSES

   General and operating expenses                       370,006     1,175,120       173,823       782,989       2,689,338
   Loss on impairment of investments                          -             -             -             -         305,500
                                                    ------------  ------------  ------------  ------------  --------------
      TOTAL OPERATING EXPENSES                          370,006     1,175,120       173,823       782,989       2,994,838
                                                    ------------  ------------  ------------  ------------  --------------
                                                                                                                        -
LOSS FROM OPERATIONS                                   (370,006)   (1,151,962)     (173,823)     (761,704)     (2,992,830)
                                                    ------------  ------------  ------------  ------------  --------------

OTHER INCOME (EXPENSE):

   Write-off of terminated acquisition costs                  -             -             -             -         (99,043)
   Expenses of reverse merger                                 -             -             -             -         (78,816)
   Interest expense                                    (133,393)     (554,539)      (72,488)     (432,499)       (996,265)
   Forgiveness of note payable                                -             -             -             -          50,000
   Other income                                             101         7,230           100         7,230          20,931
                                                    ------------  ------------  ------------  ------------  --------------
      NET OTHER EXPENSES                               (133,292)     (547,309)      (72,388)     (425,269)     (1,103,193)
                                                    ------------  ------------  ------------  ------------  --------------

NET LOSS                                               (503,298)   (1,699,271)     (246,211)   (1,186,973)     (4,096,023)
LESS:

CUMULATIVE PREFERRED STOCK DIVIDEND                           -        15,110             -         7,555          30,220
                                                    ------------  ------------  ------------  ------------  --------------

NET LOSS TO COMMON SHARES                           $  (503,298)  $(1,714,381)  $  (246,211)  $(1,194,528)  $  (4,126,243)
                                                    ============  ============  ============  ============  ==============

LOSS PER COMMON SHARE, BASIC AND DILUTED            $     (0.02)  $     (0.03)  $     (0.01)  $     (0.02)  $       (0.12)
                                                    ============  ============  ============  ============  ==============


WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING, BASIC AND DILUTED                29,326,104    56,054,575    35,060,014    58,466,118      34,548,195
                                                    ============  ============  ============  ============  ==============

               See Notes to the consolidated financial statements


             SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                            During the
                                                                                                            Development

                                                                          Six               Six                Stage
                                                                         Months            Months        (December 1, 1997
                                                                         Ended             Ended                 to
                                                                     April 30, 1999    April 30, 2000     April 30, 2000)
                                                                      (Unaudited)       (Unaudited)         (Unaudited)
                                                                    ----------------  ----------------  -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $      (503,298)  $    (1,699,271)  $       (4,096,023)
    Adjustment to reconcile net loss to
       net cash used in operations:

         Loss on impairment of investments                                        -                 -              305,500
         Forgiveness of note payable                                              -                 -              (50,000)
         Issuance of options and warrants for services                            -           173,039              208,959
         Issuance of common stock for service                               158,906            43,880              415,328
         Issuance of common stock as a donation                                                 3,100                3,100
         Depreciation                                                             -             4,581                4,581
         Amortization                                                             -            50,610              183,543
         Interest expense from beneficial conversion features                85,345           489,262              852,195
         Interest expense from convertible debentures
             exchanged for common stock                                       8,184           118,000              130,643
         Interest expense from loan fees and discount                             -            61,864               61,864
    Changes in assets and liabilities:

       Deferred financing cost                                                    -            25,475              (10,000)
       Accounts receivable                                                        -           (21,144)             (21,144)
       Deferred Pin cost                                                          -           (29,391)             (29,391)
       Prepaid expense and other current assets                                   -            23,027              (49,223)
       Deferred PIN revenue                                                       -             8,709                8,709
       Accrued expenses and other current liabilities                       (32,394)           32,600               82,022
                                                                    ----------------  ----------------  -------------------
 NET CASH USED IN OPERATING ACTIVITIES                                     (283,257)         (715,659)          (1,999,337)
                                                                    ----------------  ----------------  -------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                          -           (52,505)             (63,257)
                                                                    ----------------  ----------------  -------------------
 NET CASH USED IN INVESTING ACTIVITIES                                            -           (52,505)             (63,257)
                                                                    ----------------  ----------------  -------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans payable - shareholders and officers                               (17,919)            3,458              (14,753)
    Proceeds from notes payable                                                   -                 -              200,000
    Repayment of notes payable                                                    -          (276,000)            (276,000)
    Proceeds from long term debt                                                  -                 -              461,122
    Repayment of long term debt                                             (10,942)                -              (83,380)
    Proceeds from convertible debentures                                    225,000         1,060,200            2,033,000
    Debt issue costs                                                              -           (50,800)            (163,300)
    Proceeds from collection of stock subscription receivable                     -            25,000               25,000
    Proceeds from issuance of common stock                                   90,000            85,000              200,000
                                                                    ----------------  ----------------  -------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                  286,139           846,658            2,381,689
                                                                    ----------------  ----------------  -------------------
 NET INCREASE IN CASH                                                         2,882            78,494              319,095
 CASH AT BEGINNING OF PERIOD                                                    366           241,589                  988
                                                                    ----------------  ----------------  -------------------
 CASH AT END OF PERIOD                                              $         3,248   $       320,083   $          320,083
                                                                    ================  ================  ===================

               See notes to the consolidated financial statements

                Supplemental Disclosure of Cash Flow Information

 Cash paid during the period:

    Interest                                                        $             -   $             -   $          100,113
                                                                    ================  ================  ===================
    Income Taxes                                                    $             -   $             -   $                -
                                                                    ================  ================  ===================

Supplemental Disclosure of Non-Cash Flow Investing and
Financing Activities

 Issuance of common stock from reverse acquisition                  $             -   $             -   $           12,527
                                                                    ================  ================  ===================
 Issuance of common stock for stock subscription receivable         $             -   $             -   $           25,000
                                                                    ================  ================  ===================
 Issuance of common stock from conversion of debentures             $       213,000   $       160,000   $        1,133,000
                                                                    ================  ================  ===================
 Issuance of common stock in connection with a spin-off of Western  $             -   $             -   $          250,000
                                                                    ================  ================  ===================
 Issuance of common stock in connection with purchase of Virtual    $             -   $       264,961   $          264,961
                                                                    ================  ================  ===================
 Issuance of 8% cumulative convertible redeemable preferred stock

    for notes payable                                               $       377,742   $             -   $          377,742


               See notes to the consolidated financial statements

             SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2000

1.   BASIS OF PRESENTATION


The accompanying consolidated balance sheet of Saratoga International Holdings Corp and subsidiaries (A Development Stage Company) at April 30, 2000, and the consolidated statements of operations for the six months and three months ending April 30, 1999 and 2000 and the cumulative period during the development stage from December 1, 1997 (Inception) through April 30, 2000 and the consolidated statements of cash flows for six months ended April 30, 1999 and 2000 and the cumulative period during the development stage from December 1, 1997 (Inception) through April 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's registration statement on Form 10-SB for the year ended October 31, 1999.

Operating results for the six months ended April 30, 2000, are not necessarily indicative of the results that can be expected for the year ending October 31, 2000.

2.   ACQUISITION OF VIRTUAL MEDIA GROUP, INC.

The following pro forma data assumes the acquisition of Virtual Media Group, Inc. occurred at the beginning of each period presented. The complete details of the acquisition are disclosed in the Company's Form 10-SB filed June 6, 2000.



                                            Six                 Six
                                           Months              Months
                                           Ended               Ended
                                       April 30, 1999      April 30, 2000
                                        (Unaudited)         (Unaudited)
                                    ------------------   ----------------

NET SALES                           $          20,960    $         73,366
                                    ==================   ================

LOSS FROM CONTINUING OPERATIONS     $         528,563    $      1,714,979
                                    ==================   ================

NET LOSS                            $         528,563    $      1,714,979
                                    =================    ================

LESS:
   CUMULATIVE PREFERRED
   STOCK DIVIDEND                                   -              15,110
                                    ------------------   ----------------

NET LOSS TO COMMON SHARES           $          528,563          1,730,089
                                    ==================   ================

LOSS PER COMMON SHARE, BASIC
   AND DILUTED                      $             0.02                  0
                                    ==================   ================



WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, BASIC AND
   DILUTED                          $       30,380,044   $     56,054,575
                                    ==================   ================


3.   SHAREHOLDERS' EQUITY


     Common Stock Issuances

     Shares of common stock of Saratoga issued in the period November 1, 1999 through April 30, 2000, which were not disclosed in the registration statement on Form 10-SB are summarized as follows:

                                                   Average          Number
                                                     Per              Of
                               Transaction          Share           Shares
   Date       Description          Value           Valuation        Issued
---------  ----------------- ---------------  ---------------- ---------------
2/00-4/00      Issued
            for services       $    6,200         $    0.310          20,000

2/00-4-00      Issued
            for donation       $    3,100         $    0.310          10,000


The "Per Share Valuation" set forth above is based on the recorded value of the transaction divided by the number of shares issued as consideration for each transaction.

Stock Options

For the three months and six months ended April 30, 2000, Saratoga granted a total of 1,060,000 options to consultants for past services. As a result, Saratoga incurred consulting expense of $173,039 for the three months and six months ended April 30, 2000, respectively.

All of the options that have been granted to consultants were non-forfeitable.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party to, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2. Changes In Securities and Use of Proceeds

In November 1999, Saratoga issued 1,000,000 shares of common stock valued at $.06 per share as payment on a note payable to an unrelated third party. Such shares were issued without registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933.

In December 1999, Saratoga issued 115,000 shares of common stock valued at $.09 per share to employees. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In January 2000, Saratoga issued $160,000 principal amount of a 2% Series E Subordinated Convertible Redeemable Debenture due January 20, 2001 to a non-related company in a private placement. The Series E Debenture and the shares of common stock into which it was converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series E Debenture was convertible into common stock at a conversion price equal to 72.5% of the average closing bid price of the common stock for the five (5) trading days immediately preceding the date of receipt of the conversion notice. The E Debenture was converted to 1,244,719 shares of common stock in January 2000 at an average price of approximately $.129 per share. At the time of the sale of the Series E Debenture, Saratoga recorded $60,690 of additional paid-in capital representing the beneficial conversion feature value of the discount. This amount was charged to interest expense over the expected conversion period.

In January 2000, Saratoga issued 250,000 shares of common stock valued at $.10 per share to a Director upon exercise of a stock option granted to the Director. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In January 2000, Saratoga issued 30,000 shares of common stock valued at $.20 per share to employees. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In February 2000, Saratoga issued 1,053,940 shares of common stock valued at $.25 per share to acquire all of the outstanding shares of Virtual Media Group, Inc. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Prior to its acquisition by Saratoga in February 2000, Virtual Media Group, Inc. issued $1,000,000 principal amount of a 9% Series A Subordinated Redeembable Debenture due February 11, 2002 to three non-related parties in a private placement. The Series A Debenture and the shares into which it was converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. Saratoga assumed Virtual's Debenture obligation in connection with it acquisition of Virtual . The Series A Debenture was convertible into common stock at a conversion price equal to 70% of the average closing bid price of the common stock for the five (5) trading days immediately preceding the date of receipt of the conversion notice. The A Debenture was converted to 4,041,501 shares of common stock in March 2000 at an average price of approximately $.247 per share. At the time of the assumption of the Series A Debenture, Saratoga recorded $428,571 of additional paid-in capital representing the beneficial conversion feature value of the discount. This amount was charged to interest expense when the Debentures first became convertible, in February 2000.

In March 2000 Saratoga issued 20,000 shares of common stock valued at $.31 per share to an employee. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In March 2000 Saratoga issued 10,000 shares of common stock valued at $.31 per share to a charitable organization. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Saratoga believed that each of the foregoing persons or entities to whom shares of common stock were issued were either "accredited investors" or "sophisticated investors" as defined in the Securities Act of 1933. Each had access to all material information regarding Saratoga, its business and financial condition prior to the offer and sale of the securities in question.

Saratoga took into consideration a number of factors in determining the price per share of its common stock in the described transactions. These consisted of
(1) the "restricted" nature of the securities (except for those transactions under Regulation D Rule 504); (2) the limited market for Saratoga's common stock on the OTC Bulletin Board; (3) the low book value per share; and (4) Saratoga's history of limited revenues.

For common stock issued in non-monetary transactions involving marketability discounts Saratoga's policy is to account for marketability discounts in accordance with guidelines provided by published empirical studies and financial research on marketability discounts.

Item 3. Defaults Upon Senior Securities

This Item is not applicable to the Company at this time.

Item 4. Submission of Matters to a Vote of Security Holders

This Item is not applicable to the Company at this time.

Item 5. Other Information

This Item is not applicable to the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

March 28, 2000, Current Report of Registrant reporting an acquisition of assets. A report of the acquisition of all of the outstanding shares of Virtual Media Group, Inc. was reported. No financial statements or pro forma statements were filed with this Form 8-K. The financial statements of Virtual Media Group, Inc. and the pro forma financial statements of Saratoga and Virtual were filed with Amendment Number 3 of the Registrant's Form 10-SB filed on May 26, 2000.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 14, 2000.

                                    SARATOGA INTERNATIONAL HOLDINGS CORP.

                                    By: /s/ Patrick F. Charles

                                    ------------------------------------------
                                    Patrick F. Charles
                                    CEO, President and Director

                                INDEX OF EXHIBITS

Exhibit
Number                                              Description

     27                                     Financial Data Schedule