Form 10QSB
period 2000-07-31
SARATOGA INTERNATIONAL HOLDINGS CORP
filed 2000-09-19
CIK 1092915

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under

                       the Securities Exchange Act of 1934

                        For Quarter Ended: July 31, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of July 31, 2000, was 61,254.703 shares.

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

Saratoga's current plan is to become operational by approximately January 31, 2001 by continuing with the implementation of the business development plans of its subsidiary, Saratoga Telecom Corp. Saratoga also plans to explore the possibility of acquiring other businesses, technologies, products and services available in the e-commerce industry.

Saratoga Telecom

Saratoga Telecom is in the process of establishing itself as a reseller of prepaid long distance telephone calling service provided by major domestic and international long distance service suppliers. Saratoga Telecom's major marketing strategy is based on selling prepaid long distance usage to customers over the Internet. Saratoga Telecom has developed a Web Site (www.TalkisCheapCard.com) to facilitate the sale of prepaid long distance usage. By dialing up the Web Site on the Internet, customers may order and receive long distance usage by prepaying for such usage online with a credit card.

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

Virtual Media

The growth in revenues from the operation of Virtual Media Group Inc. following its acquisition by Saratoga did not materialize as expected and operating losses were greater than forecast. The prospects for future growth with reasonable profit margins in web-site design and internet marketing services within Virtual's regional marketing area were severly dampened by the proliferation of competitors entering into this market.

Also, Saratoga decided to concentrate its resources on developing growth in the telecommunications segment of its business including its plan of growth through acquisitions. Concurrent therewith, Saratoga discontinued its plan to commit resources of a research and development nature with respect to Virtual's software technology development program.

Therefore, the operations of Virtual Media Group Inc. were discontinued effective August 31, 2000.

The discontinuance of the operations of Virtual was the culmination of a process that was underway during the quarter ended July 31, 2000, therefore, the loss on disposition of assets and estimated loss to dispose of these assets is recorded as of July 31, 2000. The loss associated with Virtual Media Group for the nine and three month periods ended July 31, 2000 is $119,637 and $57,340, respectively. The loss on disposition of the assets of Virtual is estimated to be $323,820 for the nine and three month periods ended July 31, 2000, including a write off of goodwill of approximatley $265,000.

Saratoga

Saratoga also plans to aggressively pursue the acquisition of other products, technologies and services through licensing and/or acquiring businesses with proven sales and operating history which are compatible with corporate strategies to become operational in the e-commerce industry.

To date, Saratoga's current business development activities have consisted primarily of acquiring the Internet telecom operational right of Internet Interview Inc., assembling a management team and raising capital. Since inception of Saratoga's development stage activities in December 1997 to July 31, 2000, Saratoga's net losses have totaled approximately $4,796,000 of which approximately $1,147,000 is attributable to its previous tire and petroleum business project, which was spun-off to Saratoga's shareholders during March 1999. These net losses have been funded primarily with the proceeds from the private sales of the Company's convertible debt and equity securities as well as with the issuance of its common stock in exchange for services.

Saratoga has raised approximately $2,756,000 of operating capital net of discounts and expenses since inception of its business development activities in December 1997 through July 31, 2000 and plans to continue its efforts to raise additional operating capital through various financing methods including private placements of its equity securities. Funding of future operations is dependent on management's ability to raise additional capital.

o    Research & Development

Other than developing, updating and expanding Saratoga Telecom's Web Site and Internet software to facilitate sales of its prepaid long distance virtual calling card, and Saratoga does not intend to undertake any activities that may be characterized as research and development until sufficient funding is available from future operations or financings by Saratoga. Saratoga has not incurred any research and development expenses since its inception.

o    Number of Employees

Saratoga presently has twelve (9) employees; six (6) full time and three (3) part time employees. During the next 12 months, management intends to hire up to twelve additional employees, including technical, marketing and sales and administrative support personnel. Saratoga believes there is an ample supply of qualified candidates available to fill such positions. However, the continuance of employment of existing personnel and the hiring of any additional employees is subject to the availability of sufficient funds from operating revenues or proceeds from future financings to pay them.

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

                              FINANCIAL STATEMENTS

TABLE OF CONTENTS

Consolidated Balance Sheet as of July 31, 2000    . . . . . . . . . . . . . 8

Consolidated Statements of Operations
For the Nine and Three Months Ended July 31, 1999 and 2000
and the Cumulative Period During the Development Stage
from December 1, 1997 (Inception) through July 31, 2000 . . . .  . . . . . 9

Consolidated Statements of Cash Flows
For the Nine Months Ended July 31, 1999 and 2000 and
the Cumulative Period During the Development Stage
from December 1, 1997 (Inception)  through July 31, 2000 . . . . . . . . . 10

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 12


                 SARATOGA  INTERNATIONAL HOLDINGS  CORP. AND SUBSIDIARIES

                               (A Development Stage Company)

                                CONSOLIDATED BALANCE SHEET

ASSETS

                                                                            July 31, 2000
                                                                             (Unaudited)

                                                                           ---------------
CURRENT ASSETS:
   Cash                                                                    $       39,625
   Accounts Receivable                                                             14,686
   Deferred PIN cost                                                               34,955
   Prepaid expense and other current assets                                        70,497
                                                                           ---------------
      TOTAL CURRENT ASSETS                                                        159,763

PROPERTY AND EQUIPMENT - at cost, net                                              26,077
INTANGIBLE ASSET, net                                                              43,384
                                                                           ---------------
                                                                           $      229,224

                                                                           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Loans payable - shareholders and officers                               $       38,275
   Deferred PIN revenue                                                            21,179
   Accrued expenses and other current liabilities                                 116,590
                                                                           ---------------
      TOTAL CURRENT LIABILITIES                                                   176,044
                                                                           ---------------

COMMITMENTS AND CONTINGENCIES                                                           -

SHAREHOLDERS' EQUITY:

   8% cumulative convertible redeemable preferred stock, $.001 par value, 50,000,000 authorized, 251,828 shares, issued and outstanding,

         liquidating preference of $1                                             251,828
   Common stock, par value $0.001, 200,000,000 authorized
     61,254,703 issued and outstanding                                             61,255
   Additional paid in capital                                                   4,796,668
   Deficit accumulated during the development stage                            (5,056,571)
                                                                           ---------------
      TOTAL SHAREHOLDERS' EQUITY                                                   53,180
                                                                           ---------------
                                                                           $      229,224

                                                                           ===============



               See notes to the consolidated financial statements


             SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            Cumulative
                                                                                                            During the

                                                                                                           Development

                                                      Nine          Nine         Three         Three          Stage
                                                     Months        Months        Months        Months      (December 1,
                                                     Ended         Ended         Ended         Ended         1997 to
                                                    July 31,      July 31,      July 31,      July 31,       July 31,
                                                      1999          2000          1999          2000          2000)
                                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

                                                  ------------  ------------  ------------  ------------  --------------
NET SALES                                         $         -   $    84,522   $         -   $    49,688   $      87,182

COST OF SALES                                               -        71,135             -        44,143          94,945
                                                  ------------  ------------  ------------  ------------  --------------

GROSS PROFIT                                                -        13,387             -         5,545          (7,763)

OPERATING EXPENSES

   General & administrative expenses                  562,641     1,445,466       192,395       347,169       2,959,684
   Loss on impairment of investments                        -             -             -             -         305,500
                                                  ------------  ------------  ------------  ------------  --------------
      TOTAL OPERATING EXPENSES                        562,641     1,445,466       192,395       347,169       3,265,184
                                                  ------------  ------------  ------------  ------------  --------------

LOSS FROM OPERATIONS                                 (562,401)   (1,432,079)     (192,395)     (341,624)     (3,272,947)
                                                  ------------  ------------  ------------  ------------  --------------

OTHER INCOME (EXPENSE):

   Write-off of terminated acquisition costs                -             -             -             -         (99,043)
   Expenses of reverse merger                               -             -             -             -         (78,816)
   Interest expense                                  (340,515)     (554,260)     (207,122)         (512)       (995,986)
   Forgiveness of note payable                              -             -             -             -          50,000
   Other income                                           101        30,051             -        22,821          43,752
                                                  ------------  ------------  ------------  ------------  --------------
      NET OTHER EXPENSES                             (340,414)     (524,209)     (207,122)       22,309      (1,080,093)
                                                  ------------  ------------  ------------  ------------  --------------

LOSS FROM CONTINUING OPERATIONS                      (902,815)   (1,956,288)     (399,517)     (319,315)     (4,353,040)

DISCONTINUED OPERATIONS

    Loss from operations of discontinued                           (119,637)                    (57,340)       (119,637)
      subsidiary Virtual Media Group
    Loss on disposal of Virtual Media Group

      including provision of $16,000 for

          operating loss during phase out period                   (323,820)                   (323,820)       (323,820)
                                                   ------------  ------------  ------------  ------------  --------------

NET LOSS                                             (902,815)   (2,399,745)     (399,517)     (700,475)     (4,796,497)

LESS:

CUMULATIVE PREFERRED STOCK DIVIDEND                     7,555        20,147         7,555         5,037          35,257
                                                  ------------  ------------  ------------  ------------  --------------

NET LOSS TO COMMON SHARES                         $  (910,370)  $(2,419,892)  $  (407,072)  $  (705,512)  $  (4,831,754)
                                                  ============  ============  ============  ============  ==============

LOSS PER COMMON SHARE, BASIC AND DILUTED

  FROM CONTINUING OPERATIONS                      $     (0.03)  $     (0.03)  $     (0.01)  $     (0.01)  $       (0.12)
  FROM DISCONTINUED OPERATIONS                    $         -   $     (0.01)  $         -   $         -   $       (0.01)
                                                  ------------  ------------  ------------  ------------  --------------
TOTAL LOSS PER COMMON SHARE, BASIC AND DILUTED    $     (0.03)  $     (0.04)  $     (0.01)  $     (0.01)  $       (0.13)
                                                  ============  ============  ============  ============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING, BASIC AND DILUTED              35,237,378    57,787,951    47,059,927    61,254,703      37,051,930
                                                  ============  ============  ============  ============  ==============


                See notes to the consolidated financial statements


             SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Cumulative
                                                                                                             During the
                                                                                                             Development

                                                                            Nine             Nine               Stage
                                                                           Months           Months        (December 1, 1997
                                                                            Ended            Ended               to
                                                                        July 31, 1999    July 31, 2000     July 31, 2000)
                                                                         (Unaudited)      (Unaudited)        (Unaudited)
                                                                       ---------------  ---------------  -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $     (902,815)  $   (2,399,745)  $       (4,796,497)
    Adjustment to reconcile net loss to
       net cash used in operations:

          Loss on impairment of investments                                    50,000                -              305,500
          Forgiveness of note payable                                         (50,000)               -              (50,000)
          Issuance of options and warrants for services                             -          180,946              216,866
          Issuance of common stock for service                                231,956           40,579              412,027
          Issuance of common stock as a donation                                    -            3,100                3,100
          Issuance of common stock for debt issue cost                         78,000           50,800               50,800
         Write off of net assets from discontinued business operation               -          308,186              308,186
         Depreciation                                                               -            7,921                7,921
         Amortization                                                               -           38,349              171,282
         Interest expense from beneficial conversion features                 291,596          489,262              852,195
         Interest expense from convertible debentures
             exchanged for common stock                                        11,138          100,000              112,643
          Interest expense from loan discount                                       -           76,000               76,000
    Changes in assets and liabilities:

       Deferred financing cost                                                (10,000)          35,475                    -
       Accounts Receivable                                                          -          (14,686)             (14,686)
       Deferred Pin Cost                                                            -          (34,955)             (34,955)
       Prepaid expense and other current assets                               (27,247)          54,252              (17,998)
       Deferred PIN revenue                                                         -           21,179               21,179
       Accrued expenses and other current liabilities                        (130,970)          58,158              107,580
                                                                       ---------------  ---------------  -------------------
 NET CASH USED IN OPERATING ACTIVITIES                                       (458,342)        (985,179)          (2,268,857)
                                                                       ---------------  ---------------  -------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                       (3,591)         (66,471)             (77,223)
                                                                       ---------------  ---------------  -------------------
 NET CASH USED IN INVESTING ACTIVITIES                                         (3,591)         (66,471)             (77,223)
                                                                       ---------------  ---------------  -------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans payable - shareholders and officers                                 (60,742)           6,486              (11,725)
    Proceeds from notes payable                                                     -                -              200,000
    Repayment of notes payable                                                      -         (276,000)            (276,000)
    Proceeds from long term debt                                                    -                -              461,122
    Repayment of long term debt                                                     -                -              (83,380)
    Proceeds from convertible debentures                                      600,000        1,060,000            2,033,000
    Debt issue costs                                                          (78,000)         (50,800)            (163,300)
    Proceeds from collection of stock subscription receivable                       -           25,000               25,000
    Proceeds from issuance of common stock                                     90,000           85,000              200,000
                                                                       ---------------  ---------------  -------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                    551,258          849,686            2,384,717
                                                                       ---------------  ---------------  -------------------
 NET INCREASE IN CASH                                                          89,325         (201,964)              38,637
 CASH AT BEGINNING OF PERIOD                                                      366          241,589                  988
                                                                       ---------------  ---------------  -------------------
 CASH AT END OF PERIOD                                                 $       89,691   $       39,625   $           39,625
                                                                       ===============  ===============  ===================

                See notes to the consolidated financial statements


             SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Cumulative
                                                                                                          During the
                                                                                                          Development

                                                                         Nine             Nine               Stage
                                                                        Months           Months        (December 1, 1997
                                                                         Ended            Ended               to
                                                                     July 31, 1999    July 31, 2000     July 31, 2000)
                                                                      (Unaudited)      (Unaudited)        (Unaudited)
                                                                    ---------------  ---------------  -------------------
 Supplemental Disclosure of Cash Flow Information

 Cash paid during the period:

    Interest                                                        $             -  $             -  $           100,113
                                                                    ===============  ===============  ===================
    Income Taxes                                                    $             -  $             -  $                 -
                                                                    ===============  ===============  ===================

 Supplemental Disclosure of Non-Cash Flow
 Investing and Financing Activities

 Issuance of common stock from reverse acquisition                  $             -  $             -  $            12,527
                                                                    ===============  ===============  ===================
 Issuance of common stock for stock subscription receivable         $             -  $             -  $            25,000
                                                                    ===============  ===============  ===================
 Issuance of common stock from conversion of debentures             $       813,000  $     1,160,000  $         2,133,000
                                                                    ===============  ===============  ===================
 Issuance of common stock in connection with a spin-off of Western  $             -  $             -  $           250,000
                                                                    ===============  ===============  ===================
 Issuance of common stock in connection with purchase of Virtual    $             -  $       264,961  $           264,961
                                                                    ===============  ===============  ===================
 Issuance of common stock to redeem 8% cumulative convertible

     redeemable preferred stock                                     $             -  $       125,914  $           125,914
                                                                    ===============  ===============  ===================
 Issuance of common stock as dividends for 8% cumulative

     convertible redeemable preferred stock                         $             -  $        10,073  $            10,073
                                                                    ===============  ===============  ===================
 Issuance of 8% cumulative convertible redeemable preferred stock

    for notes payable                                               $       377,742  $             -  $           377,742
                                                                    ===============  ===============  ===================


                See notes to the consolidated financial statements

             SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2000

1.   BASIS OF PRESENTATION


The accompanying consolidated balance sheet of Saratoga International Holdings Corp and subsidiaries (A Development Stage Company) at July 31, 2000, and the consolidated statements of operations for the nine months and three months ending July 31, 1999 and 2000 and the cumulative period during the development stage from December 1, 1997 (Inception) through July 31, 2000 and the consolidated statements of cash flows for nine months ended July 31, 1999 and 2000 and the cumulative period during the development stage from December 1, 1997 (Inception) through July 31, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's registration statement on Form 10-SB for the year ended October 31, 1999.

Operating results for the nine months ended July 31, 2000, are not necessarily indicative of the results that can be expected for the year ending October 31, 2000.

2.   DISCONTINUED OPERATIONS OF VIRTUAL MEDIA GROUP, INC.

The growth in revenues from the operation of Virtual Media Group Inc. following its acquisition by Saratoga did not materialize as expected and operating losses were greater than forecast. The prospects for future growth with reasonable profit margins in web-site design and internet marketing services within Virtual's regional marketing area were severly dampened by the proliferation of competitors entering into this market.

Also, Saratoga decided to concentrate its resources on developing growth in the telecommunications segment of its business including its plan of growth through acquisitions. Concurrent therewith, Saratoga discontinued its plan to commit resources of a research and development nature with respect to Virtual's software technology development program.

Therefore, the operations of Virtual Media Group Inc. were discontinued effective August 31, 2000.

The discontinuance of the operations of Virtual was the culmination of a process that was underway during the quarter ended July 31, 2000, therefore, the loss on disposition of assets and estimated loss to dispose of these assets is recorded as of July 31, 2000. The loss from discontinued operations associated with Virtual Media Group for the nine and three month periods ended July 31, 2000 was $119,637 and $57,340, respectively. The loss on disposition of the assets of Virtual is estimated to be $323,820 for the nine and three month periods ended July 31, 2000, including a write off of goodwill of approximatley $265,000, other assets of approximatley $43,000 and an estimate of disposal expense of $16,000. Virtual had revenues of $15,492 and $8,889 for the nine and three month periods ended July 31, 2000.

3.   SHAREHOLDERS' EQUITY


     Common Stock Issuances

     Shares of common stock of Saratoga issued in the period November 1, 1999 through July 31, 2000 are as summarized as follows:

                                                   Average          Number
                                                     Per              Of
                               Transaction          Share           Shares
   Date       Description          Value           Valuation        Issued
---------  ----------------- ---------------  ---------------- ---------------
12/99-1/00     Issued
            for services       $   16,880         $    0.116         145,000

11/99-1/00     Issued
            for services       $   85,000         $    0.068       1,250,000

2/00-4/00      Issued
            for services       $    6,200         $    0.310          20,000

2/00-4/00      Issued
            for donation       $    3,100         $    0.310          10,000

   5/00        Issued
            for services       $   70,000         $    0.140         500,000

   5/00      Issued for
             conversion        $  135,987         $    0.146         931,418
            of Preferred
               stock

The "Per Share Valuation" set forth above is based on the recorded value of the transaction divided by the number of shares issued as consideration for each transaction.

Stock Options

For the three months and nine months ended July 31, 2000, Saratoga granted a total of 100,000 and 1,160,000 options respectively options to consultants for past services. As a result, Saratoga incurred consulting expense of $7,907 and $180,946 for the three months and nine months ended July 31, 2000, respectively.

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

In May, 2000 Saratoga issued 931,418 restricted shares of common stock valued at $0.146 per share upon conversion of 125,914 shares of its 8% cumulative convertible preferred stock. The common stock was valued at $125,914. The conversion included preferred stock dividends of $10,073. Such shares were issued without registration pursuant to an exemption from registration under
Section 4 (2) of the Securities Act of 1933.

In May, 2000 Saratoga isssued 500,000 restricted shares of its common stock valued at $0.14 per share to a public relations firm for services over a one year period. The shares were valued at $70,000 which is being amortized to expense over 12 months. Such shares were issued without registration pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933.

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

Dated:  September 19, 2000.

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