Form 10KSB
period 2000-10-31
SARATOGA INTERNATIONAL HOLDINGS CORP
filed 2001-01-29
CIK 1092915

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING

[X] Form 10-KSB   [ ] Form 11-K   [ ] Form 10-Q   [ ] Form N-SAR

                       For Period Ended: October 31, 2000

[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR

For the Transition Period Ended:
                                --------------------------------------

         Read Attached Instruction Sheet Before Preparing Form. Please Print or Type.

         Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

--------------------------------------------------------------------------------

         If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

         ---------------------------------------------------------------------

Part I - Registrant Information

Full Name of Registrant:                SARATOGA INTERNATIONAL HOLDINGS CORP
                                    --------------------------------------------
         Former Name if Applicable:
                                     -------------------------------------------

                             8756 - 122ND AVENUE NE

     -----------------------------------------------------------------------
            Address of Principal Executive Office (Street and Number)

                            KIRKLAND, WA  98033
     -----------------------------------------------------------------------
                            City, State and Zip Code

Part II - Rules 12b-25(b) and (c)

--------------------------------------------------------------------------------

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b) [Paragraph 23,047], the following should be completed. (Check box, if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-KSB, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and [ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

--------------------------------------------------------------------------------
Part III - Narrative

--------------------------------------------------------------------------------

State below in reasonable detail the reasons why the Form 1O-KSB, 20-F, 11-K, 10-Q, N- SAR, or the transition report or portion thereof could not be filed within the prescribed time period.

         The Company could not obtain all the required information, particularly the financial information, necessary to complete the Form 10-KSB filing.

--------------------------------------------------------------------------------
Part IV - Other Information

--------------------------------------------------------------------------------
         (1) Name and telephone number of person to contact in regard to this notification:

          Terrence K. Picken                         (425) 827-7817
         -----------------------------------------------------------------------
         (Name)                                 (Area Code)   (Telephone Number)

         (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                 [X] Yes                         [ ] No

         (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                 [ ] Yes                         [X] No


         If  so:  attach  an  explanation  of  the  anticipated   change,   both
narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                        Saratoga International Holdings Corp.
            --------------------------------------------------------
                  (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SARATOGA INTERNATIONAL HOLDINGS CORP.

Date: January 29, 2001                          By: /s/ Patrick F. Charles
                                                  ------------------------------
                                                       Patrick F. Charles
                                               Its:    Chief Executive Officer