Form 10KSB
period 2000-10-31
SARATOGA INTERNATIONAL HOLDINGS CORP
filed 2001-02-14
CIK 1092915

Securities and Exchange Commission

                               Washington DC 20549

                                   Form 10-KSB

GENERAL FORM FOR REGISTRATION OF SECURITIES OF SMALL BUSINESS ISSUERS

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934: For the fiscal year ending October 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from__________ to____________

Commission file number____________

                      Saratoga International Holdings Corp.

                 (Name of Small Business Issuer in its charter)


            Nevada                                 98-0169082
            ------                                 ----------

      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

                    8756 - 122nd Avenue NE Kirkland, WA 98033

                    (Address of principal executive offices)

                                  425-827-7817

                            Issuer's telephone number

        Securities registered under Section 12(b) of the Act: NONE

        Securities registered under Section 12(g) of the Act:

          $0.001 Par Value Voting Common Shares             OTC Bulletin Board

                  (Title of Class)                        (Registered Exchange)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuers revenues for the year ended October 31, 2000. $100,529

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 28, 2000 was $2,081,597.

The number of shares outstanding of each of the issuer's classes of such common equity, as of December 28, 2000 was 83,451,636 shares.

Transitional Small Business Disclosure Format (check one): Yes___; No_X_


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

o        Organization and General History

The following summarizes the organizational history of Saratoga International Holdings Corp. herein referred to as "Saratoga".

The following sets forth the chronological history of Saratoga's organization and general history.

June, 1993 the company was incorporated in the State of Washington under the name FCP., Ltd. and was privately owned.

December, 1997 the corporate name was changed to Western Oil & Tire Distributors Inc. There was no operating activity between June, 1993 and December, 1997. Management developed a business plan based on a strategy of growth through acquisition of existing businesses and targeted the retail and wholesale and tire and petroleum product distribution businesses as its initial targeted industry.

July, 1998 the company merged with and became a successor company to Knightsbridge Corporation, a company originally incorporated in June, 1996 in the State of Nevada. The corporate name Knightsbridge was changed to Western. In March, 1999 the company had not acquired any tire or petroleum businesses. The company spun off the Western project in its conceptual development stage, changed the corporate name from Western to Saratoga and re-directed its business development activity at the e-commerce and telecommunications industry.

o        Authorized Capital

Saratoga is authorized to issue 200,000,000 shares of non-assessable voting common stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.001 per share with such rights and preferences as determined from time to time by the Board of Directors.

o        Business Activity

Beginning June, 1999 and since then to date, Saratoga's business activity is summarized as follows:

June, 1999: Saratoga acquired from Internet Interview Inc., a Florida based company, the right to develop a prepaid long distance virtual calling card.

February, 2000: Saratoga acquired Virtual Media Group Inc. an e-commerce service company with offices in Kirkland, Washington and Lethbridge, Alberta Canada.

August, 2000:  Saratoga discontinued the operations of Virtual Media.

September, 2000: Saratoga acquired Access World Wireless Services Inc. and Access World Telcom & Technologies Inc. which had been operated by the same Board of Directors and executive management since commencement of their common telecommunications service business in August, 1999. The Access World companies had offices and operations in Florida and New York.

The following sets forth additional information regarding Saratoga's business activity summarized above.

Virtual Calling Card Business

Saratoga's first entry into the e-commerce industry took place in June 1999. Saratoga formed a wholly-owned subsidiary Saratoga Telecom Corp. ("Saratoga Telecom"), a Nevada corporation, through which it acquired from Internet Interview Inc., a Florida based company, the right to develop a technology to market prepaid long distance telephone calling service via the Internet as a reseller for long distance suppliers.

The operational right acquired from Internet Interview consisted of an operational concept and plan to enter into the business of selling virtual prepaid phone cards over the Internet, including the technological need to develop a web site, accounting and management software, an Internet marketing program to establish a web site agent network and Internet links and to establish agreements and technology necessary to accept, process and clear credit card transactions over the Internet.

As consideration for the purchase of the rights to the technology, Saratoga issued to the two principal shareholders of Internet Interview, Inc. Messrs Norman Reisch and Tom Morsey, Warrants to each to purchase 500,000 shares of the common stock of Saratoga exercisable at any time at $0.10 per share and expiring June 16, 2004. The purchase price of the operational right was recorded at $102,666, the estimated value of the Warrants.

Saratoga entered into a three year employment agreement with Tom Morsey, the former President and minority shareholder of Internet Interview, Inc. which entitles the employee to a base salary of $5,000 monthly plus annual performance bonus to be determined by the Board of Directors and stock options to purchase up to 250,000 shares of Saratoga at $0.10 per share. Saratoga also entered into a one year consulting agreement with AJAY Enterprises which entitled AJAY to a $5,000 monthly service fee and stock options to purchase up to 250,000 shares of Saratoga at $0.10 per share. AJAY is controlled by Norman Reisch a former principal shareholder of Internet Interview Inc. The consulting agreement with AJAY was terminated by mutual agreement in August, 1999. Tom Morsey currently serves as a Director of Saratoga and is responsible for managing Sararoga's growth by acquisition telecommunications business development plan.

Initially, the business development plan for Saratoga Telecom was based on marketing and selling virtual prepaid long distance telephone calling service over the Internet targeted at potential customers who originate calls from foreign countries to the United States and to other foreign countries. The business development plan for Saratoga Telecom has been updated to include targeting sales of prepaid long distance telephone calling service over the Internet for calls originating in the United States to foreign countries and for long distance calls originating and terminating within the United States as well as calls originating in foreign countries to the United States and to other foreign countries. Saratoga's marketing plan has also been expanded to include targeting sales of prepaid long distance service hard cards principally targeting at niche markets in the United States. A recent Frost and Sullivan report estimates that revenues in the prepaid long distance industry will top $9.38 billion by the year 2001. The forecast is based on revenue estimates for prepaid telephone traffic sold by long distance companies and resellers for service carried over the Internet as well as service carried over conventional telephone equipment. The Internet telephone segment of this industry is forecasted to be in excess of $1.82 billion by 2001. Saratoga Telecom, is pursuing sales of Internet telephone service as well as conventional telephone equipment service.

Since acquiring the Internet prepaid long distance calling service development right from Internet Interview, Saratoga Telecom has completed the development of a web site (www.TalkIsCheapCard.com) which may be accessed by the customer via the Internet to place an order for a prepaid virtual calling card. Saratoga Telecom has also completed the development of software technology which enables it to electronically acquire units of prepaid long distance calling service from its suppliers, to store such units until they are sold, to accept and process prepaid credit card sales, and to distribute such units to Saratoga Telecom's customers. Information is provided to the customer over the Internet on the number of long distance units acquired, the price per unit, the total amount of the purchase and dialing instructions to access long distance calling service. To originate a call using the "virtual" card, the customer must follow the instructions provided over the Internet at the time the prepaid calling service is purchased. This information can be printed out and kept in the buyer's purse or wallet.

One of Saratoga's marketing strategies is to establish a network of "Web Site" agents in targeted markets to direct potential customers to a Web Site (www.TalkisCheapCard.com) developed and owned by Saratoga Telecom Corp. to dispense long distance usage purchased online by the customers.

Long distance telephone calling service is to be provided by long distance service suppliers which provide telecommunications services to the markets targeted by Saratoga Telecom. Saratoga Telecom, as an independent contractor ("reseller"), purchases units of long distance service usage from such suppliers under non-exclusive agreements with the suppliers.

Virtual Media Group Inc.

In February 2000, Saratoga acquired Virtual Media Group, Inc. in exchange for 1,053,940 shares valued at $264,961. Prior to its acquisition by Saratoga, Virtual issued a 9% Series A subordinated convertible redeemable debenture of $900,000 net of a $100,000 discount, due February 11, 2002 which was assumed by Saratoga. The series A debenture was convertible into common stock of Saratoga, as a result of the assumption of the debt. The debt was convertible into common stock at 70.0% of the average closing bid price of the common stock for the five days immediately preceding the date of notice of conversion by the holder. The debt has been converted into 4,041,501 shares of Saratoga's common stock.

The beneficial conversion feature was accounted for in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." Therefore, the beneficial conversion feature, which was valued at approximately $430,000, was accounted for as additional interest expense at the issue date, which is the date the debentures first become convertible. Saratoga also granted 1,000,000 warrants to the former shareholders of Virtual. The warrants were to vest over a six year period conditioned on the continued employment of the former owners.

Virtual's business development plan was based on providing e-commerce solutions for the Internet. Virtual provided technological services to its customers including website development and hosting, database development, digital virtual tour technology and multi media services including CD ROM's.

The operations of Virtual Media were discontinued effective August 31, 2000 and the warrants have been forfeited. The growth of revenues from the operation of Virtual following its acquisition by Saratoga did not materialize as expected and operating losses were greater than forecast. The prospects for future growth with reasonable profit margins in web-site design and internet marketing services within Virtual's regional marketing area were severely dampened by the proliferation of competitors entering into this market.

The loss from discontinued operations associated with Virtual Media Group, Inc. for the year ended October 31, 2000 up to the measurement date of July 31, 2000 was $119,637. The loss on disposition of assets of Virtual is estimated to be $311,248 for the year ended October 31, 2000, including a write off of non cash investment of approximately $265,000, other assets of approximately $37,000 and disposal expense of $10,000.

Access World

On September 21, 2000 Saratoga acquired all of the outstanding stock of Access World Wireless Services, Inc. ("Wireless") under an Agreement for Purchase and Sale of Stock and all of the stock of Access World Telcom & Technologies, Inc. ("Telcom") under a share Exchange Agreement in exchange for 5,725,000 shares of Saratoga common stock.

The business affairs of Wireless and Telcom had been operated by the same Board of Directors and executive management team since commencement of development of their common business activity, August 1999 and the employee complement and operating asset base engaged to develop the business activity of the two entities to date can be considered that of a single operation. Therefore, the acquisition of Wireless and Telcom was treated as a composite business acquisition transaction.

The 5,725,000 shares of common stock were valued at $646,925 based on the average trading price for Saratoga stock for three days before and after the effective date of the Agreement, which was September 21, 2000. In addition Saratoga assumed Telcom's 8% convertible debenture obligation for $1,000,000 and related debenture subscriptions receivable. Proceeds of $750,000 were received by October 31, 2000 and the remaining $250,000 was received in November 2000.

On September 18, 2000 Telcom issued 8% series A subordinated convertible redeemable debentures for $1,000,000 due September 18, 2002. The series A debentures are convertible into Saratoga stock as a result of Saratoga's assumption of the debt. The debentures are convertible into Saratoga common stock at 63.6% of the closing bid price of the common stock for any of the three trading days immediately before and including the date of the notice of conversion by the holder. As of October 31, 2000, $80,000 of the debt has been converted into common stock.

The 36.4% discount from the market price of the stock equates to a beneficial conversion feature amounting to $571,428 of which $428,571 which is accounted for as additional interest expense in fiscal 2000.

The Access World companies were acquired to advance Saratoga's presence in the telecommunications service business. Access Wireless owned an operating system with points of presence in several locations including New York, Miami, and Los Angels and Boston.

Access Wireless also had plans to expand beyond the prepaid phone card business by providing other foreign and domestic customers with service over its operating system.

However, revenues from customer service over Access Wireless' operating system did not materialize as expected. Due to less than favorable rates under a prior contract with an underlying service provider, the cost of providing service over the Access Wireless system and related operating losses were far beyond initial expectations. Prospects for Access Wireless' future indicated continuing operating losses and a need for a greater investment of capital with little or no assurance of recovery of capital investment in Access Wireless or a return on such investment commensurate with the risk of investment. Therefore, the operations of Access Wireless were discontinued. Service to acive customers was transferred to Huntington Markets, a privately owned reseller located at the 60 Hudson Street telecom location in New York.

The operations of Access Wireless and Access Telcom were discontinued effective February 2, 2001. The loss from discontinued operations for the year ended October 31, 2000 is $870,172 including accrued expenses up to the measurement date of February 2, 2001 of $420,584. The loss on disposition of assets of Access Wireless and Access Telcom is estimated to be $655,925 for the year ended October 31, 2000, including a write off of the investment of approximately $646,925, and disposal expense of $9,000.

Saratoga's current overall business goal to become operational is based on a plan of acquiring and consolidating existing businesses and marketable technologies, products and services targeted at the rapidly growing e-commerce and telecommunications industry.

ITEM 2.  DESCRIPTION OF PROPERTY.

Neither Saratoga nor its subsidiary own any real property. Saratoga's executive and administrative offices are located in Kirkland Washington in 1300 square feet of office space provided to it under a month to month administrative support services agreement with Coast Northwest Inc., a company controlled by Patrick F. Charles and Terrence K. Picken, Officers of Saratoga. Administrative support services provided under a verbal agreement include use of office space, office equipment, clerical services, data processing, local and long distance telephone service and other miscellaneous administrative support services for which the Company pays $13,000 per month.

Saratoga Telecom Corp has a lease on 1500 sq. ft. of office space located in Hallandale, Florida at a rate of approximately $1,561 per month through July, 2001. There is one two year lease renewal option on this office space.

Saratoga believes the office space shall be adequate for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

Saratoga is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders.


                                     PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON SARATOGA'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

Saratoga's common stock was traded on the OTC Bulletin Board from July, 1998 under the trading symbol WOTD until the symbol was changed to SHCC in March 1999. The high and low sales prices for each quarter for the years ended October 31, 1999 and 2000 were as follows:

Quarter Ended                        High              Low

January 31, 1999                    $0.220           $0.025
April 30, 1999                      $0.290           $0.020
July 31, 1999                       $0.220           $0.100
October 31, 1999                    $0.215           $0.120

January 31, 2000                    $0.328           $0.080
April 30, 2000                      $0.750           $0.150
July 31, 2000                       $0.240           $0.062
October 31, 2000                    $0.187           $0.050

Quotations  for Saratoga's  common stock reflect  inter-dealer  prices,  without
retail  markups,   markdowns  or  commissions  and  may  not  represent   actual
transactions.

Saratoga has approximately 3,674 holders of its common stock.

No dividends have been declared on Saratoga's common stock. Holders of the common stock are entitled to share pro rata in dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available subject to a restriction that dividends on the common stock may not be paid until dividends on the cumulative Series A Convertible Redeemable Preferred Stock have been paid.

In August 2000 Saratoga issued 55,000 shares of common stock valued at $.12 per share to employees. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In September 2000, Saratoga issued 100,000 shares of common stock valued at $.17 per share for consulting services. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In September 2000 Saratoga issued 50,000 shares of common stock valued at $.11 per share for consulting services. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In September 2000 Saratoga issued 12,000 shares of common stock valued at $.11 per share to an employee. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In September 2000 Saratoga issued 4,000,000 shares of common stock valued at $.113 per share to a Corporation for the purchase of 76 percent of the common stock of Access World Wireless Services, Inc. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In September 2000 Saratoga issued 1,281,225 shares of common stock valued at $.113 per share to a husband and wife for the purchase of 24 percent of the common stock of Access World Wireless Services, Inc. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In September 2000 Saratoga issued 443,775 shares of common stock valued at $.113 per share to a husband and wife and three individuals for the purchase of 100 percent of the common stock of Access World Telcom & Technologies, Inc. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In September 2000 Saratoga issued 433,334 shares of common stock valued at $.105 per share to an individual as payment of obligations of Access World Telcom & Technologies, Inc. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Prior to its acquisition by Saratoga in September 2000, Access World Telcom & Technologies, Inc. ("Access Telcom") issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due September 18, 2002 to three non-related parties in a private placement. Saratoga assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Access Telcom. The Series A Debenture and the shares into which it are to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series A Debenture is convertible into Saratoga common stock at a conversion price of 63.6% of the closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. At October 31, 2000, $750,000 of this $1,000,000 Debenture has been collected and the remaining $250,000 was collected in November 2000. At October 31, 2000, $80,000 of this Debenture has been converted into 1,836,967 shares of common stock at an average price of $.044 per share. In connection with the assumption of the Debenture, Saratoga recorded $428,571 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected at October 31, 2000. This amount is charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the year ended October 31, 2000, $428,571 was charged to interest expense in connection with this Debenture.

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

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS.

o        Plan of Operations

Saratoga's current plan is to become operational by approximately July 31, 2001 by continuing with the implementation of the business development plans of its subsidiary, Saratoga Telecom Corp. Saratoga also plans to explore the possibility of acquiring other businesses, technologies, products and services available in the e-commerce industry.

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

Upon purchasing long distance service online, a "virtual calling card" will appear on the customer's computer monitor, complete with usage instructions and a Personal Identification Number superimposed over the online virtual card to be used by the customer to access his or her account. Such information can then be printed out by the customer for record keeping and personal use by the customer. The print out also includes instructions for the customer as to how to place a long distance call using the Virtual card.

The units of long distance service and PINs are supplied to Saratoga Telecom, under non-exclusive reseller agreements with long distance service suppliers who provide telephone service to the target markets selected by the company.

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

Saratoga has recently reorganized its operations, streamlining the sales and distribution channels. The decision to reorganize into lines of business was made to allow better tracking of revenues, expenses, and profit margins, as well as to allow the sharing of common administrative support elements. Saratoga continues to explore acquisitions, merger opportunities and other strategic partnerships.

Saratoga has established a series of supply side agreements with primary carriers, such as Qwest Communications, and other resellers, particularly Huntington Markets, a privately held reseller located at the 60 Hudson Street telecom location in New York. This arrangement gives Saratoga the capability of designing, marketing, selling and provisioning its own prepaid calling cards. This is important to maintain competitiveness in a highly contested and dynamic market. Saratoga can now offer its services to a wide range of audiences, expanding the number of business relationships that are available.

Saratoga has also concentrated its business and sales operations under one management team, in its Florida office.

To date, Saratoga's current business development activities have consisted primarily of acquiring the Internet telecom operational right of Internet Interview Inc., assembling a management team and raising capital. Since inception of Saratoga's development stage activities in December 1997 to October 31, 2000, Saratoga's net losses have totaled approximately $7,094,000 of which approximately $1,147,000 is attributable to the tire and petroleum business ("WOTD") which was spun-off to shareholders during March, 1999. These net losses have been funded primarily with the proceeds from the private sales of the Company's convertible debt and equity securities as well as with the issuance of its common stock in exchange for services.

The spin-off of WOTD was accomplished by the formation of International Internet Petroleum & Tire Distributors Corp. as a wholly owned subsidiary of Saratoga and a distribution of International shares to Saratoga shareholders. Saratoga issued 5,000,000 shares of its common stock to International in connection with the spin-off transaction which has been treated as a stock dividend to Saratoga's shareholders as of the date of the spin-off.

During the years ended October 31, 1999 and 2000, Saratoga used cash in operating activities of approximately $718,000 and $1,677,000 respectively. The use of cash was primarily the result of net losses of approximately $1,466,000 in 1999 and approximately $4,697,000 in 2000 offset by non-cash charges of approximately $879,000 in 1999 and approximately $2,426,000 in 2000. The non-cash charges were as follows:

                                                           Fiscal year ending

                                                           ------------------
                                                             1999         2000
                                                             ----         ----
         Loss on impairment of investment                  $50,000         -

         Notes payable forgiven                            (50,000)        -
         Issuance of options, warrants and
            stock for service                              407,368     358,346
         Write off of investment in discontinued
            business operations                               -        911,886
         Depreciation and Amortization                     117,933      62,411
         Interest expense from beneficial
            conversion features and stock for              354,008   1,093,832
            interest and discounts                         ________  __________
                                                          $879,309  $2,426,475
                                                           ========  ==========

Additionally, the use of cash from operations was offset by changes in assets and liabilities of approximately $151,000 as a use of cash in 1999 and approximately $593,000 as a source of cash in 2000.

Saratoga's financing activities provided cash flow of approximately $1,138,000 for the year ended October 31, 1999 offset by approximately $168,000 attributable to payments of debt and debt issue costs. Saratoga's financing activities provided cash flow of approximately $1,967,000 for the year ended October 31, 2000 offset by approximately $327,000 attributable to payments of debt and debt issue costs. Saratoga issued approximately 17,409,000 shares of its common stock in the year ended October 31, 2000 including approximately 892,000 shares for services.

Saratoga has raised approximately $3,669,000 of operating capital since inception of its business development activities in December 1997 through October 31, 2000 and plans to continue its efforts to raise additional operating capital through various financing methods including private placements of its equity securities. Funding of future operations is dependent on management's ability to raise additional capital.

o        Research & Development

Other than developing, updating and expanding Saratoga Telecom's Web Site and Internet software to facilitate sales of its prepaid long distance virtual calling card. Saratoga does not intend to undertake any activities that may be characterized as research and development until sufficient funding is available from future operations or financings by Saratoga. Saratoga has not incurred any research and development expenses since its inception.

o        Number of Employees

Saratoga  presently has fifteen (15)  employees;  eleven (11) full time and four
(4) part time employees. During the next 12 months, management intends to hire up to ten additional employees, including technical, marketing and sales and administrative support personnel. Saratoga believes there is an ample supply of qualified candidates available to fill such positions. However, the continuance of employment of existing personnel and the hiring of any additional employees is subject to the availability of sufficient funds from operating revenues or proceeds from future financings to pay them.

ITEM 7. FINANCIAL STATEMENTS.

              SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page

Independent Auditor's Report                                     F-3

Consolidated Balance Sheet as of October 31, 2000                F-4

Consolidated  Statements of Operations  for the years
ended October 31, 1999 and 2000 and the cumulative period
during the development stage fromDecember 1, 1997
(inception) through October 31, 2000                             F-5

Consolidated Statement of Changes in Shareholders'
Equity (Deficiency), from December 1, 1997 (inception)
thorugh October 3, 1998 and for the years ended
October 31, 1999 and 2000                                        F-6

Consolidated  Statements  of Cash Flows for the for the
years ended  October 31, 1999 and 2000 and the  cumulative
period  during  the  development  stage  from December 1, 1997
(inception) through October 31, 2000                             F-7

Notes to Consolidated Financial Statements                     F-8 - F-27

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Saratoga International Holdings Corp. and Subsidiary
Kirkland, Washington

We have audited the accompanying consolidated balance sheet of Saratoga International Holdings Corp. and Subsidiary, (A Development Stage Company) as of October 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years ended October 31, 2000 and 1999 and for the period December 1, 1997 (inception) through October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saratoga International Holdings Corp. and Subsidiary (A Development Stage Company) as of October 31, 2000, and the results of their operations and their cash flows for the years ended October 31, 2000 and 1999, and for the period December 1, 1997 (inception) through October 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a), to the consolidated financial statements the Company is in the development stage, has incurred net losses since inception and expects to incur net losses for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  /s/ Feldman Sherb & Co., P.C.
                  ------------------------------
                  Feldman Sherb & Co., P.C.
                  Certified Public Accountants

New York, New York
February 13, 2001
                                       F-3


                      SARATOGA  INTERNATIONAL HOLDINGS  CORP. AND SUBSIDIARY
                                   (A Development Stage Company)
                                    CONSOLIDATED BALANCE SHEET


ASSETS
-------------------------------------------------------------------------

                                                                            October 31, 2000
                                                                           ------------------
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         169,729
   Accounts Receivable. . . . . . . . . . . . . . . . . . . . . . . . . .              6,323
   Deferred PIN cost. . . . . . . . . . . . . . . . . . . . . . . . . . .             32,667
   Prepaid expense and other current assets . . . . . . . . . . . . . . .             55,849
                                                                           ------------------
      TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . .            264,568

PROPERTY AND EQUIPMENT - at cost, net . . . . . . . . . . . . . . . . . .             33,855
INTANGIBLE ASSET, net . . . . . . . . . . . . . . . . . . . . . . . . . .             30,601
                                                                           ------------------
                                                                           $         329,024
                                                                           ==================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
-------------------------------------------------------------------------

CURRENT LIABILITIES:
   Loans payable - shareholders and officers. . . . . . . . . . . . . . .  $          78,300
   Deferred PIN revenue . . . . . . . . . . . . . . . . . . . . . . . . .             14,247
   Accrued expenses and other current liabilities . . . . . . . . . . . .            144,901
   Accrued payables for discontinued operations . . . . . . . . . . . . .            434,084
                                                                           ------------------
      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . .            671,532
                                                                           ------------------

LONG TERM LIABILITIES:
   Convertible debentures payable . . . . . . . . . . . . . . . . . . . .            670,000
                                                                           ------------------
      TOTAL LONG TERM LIABILITIES . . . . . . . . . . . . . . . . . . . .            670,000
                                                                           ------------------

COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . .                  -

SHAREHOLDERS' DEFICIENCY:
   8% cumulative convertible redeemable preferred stock, $.001 par value,
      50,000,000 authorized, 251,828 shares, issued and outstanding,
         liquidating preference of $1 . . . . . . . . . . . . . . . . . .            251,828
   Common stock, par value $0.001, 200,000,000 authorized
     69,467,004 issued and outstanding. . . . . . . . . . . . . . . . . .             69,467
   Additional paid in capital . . . . . . . . . . . . . . . . . . . . . .          6,019,871
   Deficit accumulated during the development stage . . . . . . . . . . .         (7,353,674)
                                                                           ------------------
      TOTAL SHAREHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . . .         (1,012,508)
                                                                           ------------------
                                                                           $         329,024
                                                                           ==================


See notes to the consolidated financial statements

              SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Cumulative
                                                                                      During the
                                                                                     Development
                                                                                        Stage
                                                          Year           Year        (December 1,
                                                          Ended          Ended         1997 to
                                                       October 31,    October 31,    October 31,
                                                          1999           2000           2000)
                                                      -------------  -------------  --------------
NET SALES. . . . . . . . . . . . . . . . . . . . . .  $      2,660   $    100,529   $     103,189

COST OF SALES. . . . . . . . . . . . . . . . . . . .        23,810         80,335         104,145
                                                      -------------  -------------  --------------

GROSS PROFIT (LOSS). . . . . . . . . . . . . . . . .       (21,150)        20,194            (956)

OPERATING EXPENSES:
   General & administrative expenses . . . . . . . .     1,038,729      1,725,712       3,239,930
   Loss on impairment of investments . . . . . . . .        50,000              -         305,500
                                                      -------------  -------------  --------------
      TOTAL OPERATING EXPENSES . . . . . . . . . . .     1,088,729      1,725,712       3,545,430
                                                      -------------  -------------  --------------

LOSS FROM OPERATIONS . . . . . . . . . . . . . . . .    (1,109,879)    (1,705,518)     (3,546,386)
                                                      -------------  -------------  --------------

OTHER INCOME (EXPENSE):
   Write-off of terminated acquisition costs . . . .             -              -         (99,043)
   Expenses of reverse merger. . . . . . . . . . . .             -              -         (78,816)
   Interest expense. . . . . . . . . . . . . . . . .      (393,369)    (1,079,820)     (1,521,546)
   Forgiveness of note payable . . . . . . . . . . .        50,000              -          50,000
   Other income. . . . . . . . . . . . . . . . . . .         7,415         45,470          59,171
                                                      -------------  -------------  --------------
      NET OTHER EXPENSES . . . . . . . . . . . . . .      (335,954)    (1,034,350)     (1,590,234)
                                                      -------------  -------------  --------------

LOSS FROM CONTINUING OPERATIONS. . . . . . . . . . .    (1,445,833)    (2,739,868)     (5,136,620)

DISCONTINUED OPERATIONS:
    Loss from discontinued operations. . . . . . . .             -       (989,809)       (989,809)
    Loss on disposal of discontinued operations. . .             -       (967,173)       (967,173)
                                                      -------------  -------------  --------------
LOSS FROM DISCONTINUED OPERATIONS. . . . . . . . . .             -     (1,956,982)     (1,956,982)
                                                      -------------  -------------  --------------

NET LOSS . . . . . . . . . . . . . . . . . . . . . .    (1,445,833)    (4,696,850)     (7,093,602)

LESS:
CUMULATIVE PREFERRED STOCK DIVIDEND. . . . . . . . .        15,110         25,989          41,099
                                                      -------------  -------------  --------------

NET LOSS TO COMMON SHARES. . . . . . . . . . . . . .  $ (1,460,943)  $ (4,722,839)  $  (7,134,701)
                                                      =============  =============  ==============

LOSS PER COMMON SHARE, BASIC AND DILUTED:
  FROM CONTINUING OPERATIONS . . . . . . . . . . . .  $      (0.04)  $      (0.05)  $       (0.13)
  FROM DISCONTINUED OPERATIONS . . . . . . . . . . .  $          -   $      (0.03)  $       (0.05)
                                                      -------------  -------------  --------------
TOTAL LOSS PER COMMON SHARE, BASIC AND DILUTED . . .  $      (0.04)  $      (0.08)  $       (0.18)
                                                      =============  =============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED. . . . . . . .    38,925,978     59,880,474      39,546,740
                                                      =============  =============  ==============




 See notes to the consolidated financial statements


                                      SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                Cumulative
                                                                                                                During the
                                                                                                                Development
                                                                                                                   Stage
                                                                           Year                Year          (December 1, 1997
                                                                          Ended               Ended                 to
                                                                     October 31, 1999    October 31, 2000    October 31, 2000)
                                                                    ------------------  ------------------  -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (1,445,833)  $      (4,696,850)  $       (7,093,602)
    Adjustment to reconcile net loss to
       net cash used in operations:
          Loss on impairment of investments. . . . . . . . . . . .             50,000                   -              305,500
          Forgiveness of note payable. . . . . . . . . . . . . . .            (50,000)                  -              (50,000)
          Issuance of options and warrants for services. . . . . .             35,920             180,946              216,866
          Issuance of common stock for service . . . . . . . . . .            371,448             123,500              494,948
          Issuance of common stock as a donation . . . . . . . . .                  -               3,100                3,100
          Issuance of common stock for debt issue cost . . . . . .                  -              50,800               50,800
         Write off of investment in discontinued business operation                 -             911,886              911,886
         Depreciation. . . . . . . . . . . . . . . . . . . . . . .                  -              11,309               11,309
         Amortization. . . . . . . . . . . . . . . . . . . . . . .            117,933              51,132              184,065
         Interest expense from beneficial conversion features. . .            341,597             917,832            1,280,765
         Interest expense from convertible debentures
             exchanged for common stock. . . . . . . . . . . . . .             12,411             100,000              112,643
          Interest expense from loan discount. . . . . . . . . . .                  -              76,000               76,000
    Changes in assets and liabilities:
       Deferred financing cost . . . . . . . . . . . . . . . . . .            (35,475)             35,475                    -
       Accounts Receivable . . . . . . . . . . . . . . . . . . . .                  -              (6,323)              (6,323)
       Deferred Pin Cost . . . . . . . . . . . . . . . . . . . . .                  -             (32,667)             (32,667)
       Prepaid expense and other current assets. . . . . . . . . .            (72,250)             16,400              (55,850)
       Deferred PIN revenue. . . . . . . . . . . . . . . . . . . .                  -              14,247               14,247
       Accrued expenses and other current payables including
          discontinued operations                    . . . . . . .            (43,556)            566,054              615,476
                                                                    ------------------  ------------------  -------------------
 NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . .           (717,805)         (1,677,159)          (2,960,837)
                                                                    ------------------  ------------------  -------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures . . . . . . . . . . . . . . . . . . . . .            (10,752)            (34,412)             (45,164)
                                                                    ------------------  ------------------  -------------------
 NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . .            (10,752)            (34,412)             (45,164)
                                                                    ------------------  ------------------  -------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:                                                                  -
    Loans payable - shareholders and officers. . . . . . . . . . .            (59,778)             46,511               28,300
    Proceeds from notes payable. . . . . . . . . . . . . . . . . .            200,000                   -              200,000
    Repayment of notes payable . . . . . . . . . . . . . . . . . .                  -            (276,000)            (276,000)
    Proceeds from long term debt . . . . . . . . . . . . . . . . .                  -                   -              461,122
    Repayment of long term debt. . . . . . . . . . . . . . . . . .            (10,942)                  -              (83,380)
    Proceeds from convertible debentures . . . . . . . . . . . . .            823,000           1,810,000            2,783,000
    Debt issue costs . . . . . . . . . . . . . . . . . . . . . . .            (97,500)            (50,800)            (163,300)
    Proceeds from collection of stock subscription receivable. . .                  -              25,000               25,000
    Proceeds from issuance of common stock . . . . . . . . . . . .            115,000              85,000              200,000
                                                                    ------------------  ------------------  -------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . .            969,780           1,639,711            3,174,742
                                                                    ------------------  ------------------  -------------------
 NET INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . .            241,223             (71,860)             168,741
 CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .                366             241,589                  988
                                                                    ------------------  ------------------  -------------------
 CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . .  $         241,589   $         169,729   $          169,729
                                                                    ==================  ==================  ===================


 See notes to the consolidated financial statements




                                SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                                           (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                                    Year               Year
                                                                                    Ended              Ended
                                                                              October 31, 1999   October 31, 2000
                                                                              -----------------  -----------------
                            Supplemental Disclosure of Cash Flow Information

 Cash paid during the period:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          73,324  $               -
                                                                              =================  =================
    Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               -  $               -
                                                                              =================  =================

                             Supplemental Disclosure of Non-Cash Flow
                              Investing and Financing Activities

 Issuance of common stock from reverse acquisition . . . . . . . . . . . . .  $               -  $               -
                                                                              =================  =================
 Issuance of common stock for stock subscription receivable. . . . . . . . .  $          25,000  $               -
                                                                              =================  =================
 Issuance of common stock from conversion of debentures. . . . . . . . . . .  $         963,000  $       1,240,000
                                                                              =================  =================
 Issuance of common stock in connection with a spin-off of Western . . . . .  $         250,000  $               -
                                                                              =================  =================
 Issuance of common stock in connection with purchase of Virtual . . . . . .  $               -  $         264,961
                                                                              =================  =================
 Issuance of common stock in connection with purchase of
      Access Wireless and Access Telcom. . . . . . . . . . . . . . . . . . .  $               -  $         646,925
                                                                              =================  =================
 Issuance of common stock to redeem 8% cumulative convertible
     redeemable preferred stock. . . . . . . . . . . . . . . . . . . . . . .  $               -  $         125,914
                                                                              =================  =================
 Issuance of common stock as dividends for 8% cumulative
     convertible redeemable preferred stock. . . . . . . . . . . . . . . . .  $               -  $          10,073
                                                                              =================  =================
 Issuance of 8% cumulative convertible redeemable preferred stock
    for notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         377,742  $               -
                                                                              =================  =================


 See notes to the consolidated financial statements


                                                                                  Cumulative
                                                                                  During the
                                                                                  Development
                                                                                     Stage
                                                                               (December 1, 1997
                                                                                      to
                                                                               October 31, 2000)
                                                                              -------------------
                            Supplemental Disclosure of Cash Flow Information

 Cash paid during the period:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           100,113
                                                                              ===================
    Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 -
                                                                              ===================

                             Supplemental Disclosure of Non-Cash Flow
                              Investing and Financing Activities

 Issuance of common stock from reverse acquisition . . . . . . . . . . . . .  $            12,527
                                                                              ===================
 Issuance of common stock for stock subscription receivable. . . . . . . . .  $            25,000
                                                                              ===================
 Issuance of common stock from conversion of debentures. . . . . . . . . . .  $         2,213,000
                                                                              ===================
 Issuance of common stock in connection with a spin-off of Western . . . . .  $           250,000
                                                                              ===================
 Issuance of common stock in connection with purchase of Virtual . . . . . .  $           264,961
                                                                              ===================
 Issuance of common stock in connection with purchase of
      Access Wireless and Access Telcom. . . . . . . . . . . . . . . . . . .  $                 -
                                                                              ===================
 Issuance of common stock to redeem 8% cumulative convertible
     redeemable preferred stock. . . . . . . . . . . . . . . . . . . . . . .  $           125,914
                                                                              ===================
 Issuance of common stock as dividends for 8% cumulative
     convertible redeemable preferred stock. . . . . . . . . . . . . . . . .  $            10,073
                                                                              ===================
 Issuance of 8% cumulative convertible redeemable preferred stock
    for notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           377,742
                                                                              ===================


 See notes to the consolidated financial statements


                                       SARATOGA  INTERNATIONAL HOLDINGS  CORP. AND SUBSIDIARY
                                                   (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)



                                                                                                                       Additional
                                                     Common Stock                    Preferred Stock                    Paid-in
                                                    ---------------                 -----------------
                                                        Shares          Amount           Shares              Amount     Capital
                                                    ---------------  -------------  -----------------       --------  ------------
 BALANCE, DECEMBER 1, 1997 (INCEPTION) . . . . . .      12,217,400   $     12,217                  -               -  $   185,261
 Reverse stock split 1-for-4 . . . . . . . . . . .      (9,163,050)        (9,163)                 -               -        9,163
 Issuance of common stock pursuant to reverse
    acquisition. . . . . . . . . . . . . . . . . .      11,577,000         11,577                  -               -      (11,577)
 Issuance of common stock for services related
    to reverse acquisition . . . . . . . . . . . .         950,000            950                  -               -         (950)
 Adjustment for beneficial conversion feature
    from issuance of a debenture . . . . . . . . .               -              -                  -               -       56,897
 Issuance of common stock from conversion
    of debenture . . . . . . . . . . . . . . . . .          94,085             94                  -               -       10,138
 Net loss. . . . . . . . . . . . . . . . . . . . .               -              -                  -               -            -
                                                    ---------------  -------------  -----------------       --------  ------------
 BALANCE, OCTOBER 31, 1998 . . . . . . . . . . . .      15,675,435   $     15,675                  -               -  $   248,932
                                                    ---------------  -------------  -----------------       --------  ------------

 Issuance of common stock for services . . . . . .       8,504,524          8,505                  -               -      362,943
 Issuance of common stock from conversion
    of debentures. . . . . . . . . . . . . . . . .      17,578,166         17,578                  -               -      957,833
 Adjustment for beneficial conversion feature
    from issuance of debentures. . . . . . . . . .               -              -                  -               -      306,036
 Issuance of common stock for cash
     and stock subscriptions receivable. . . . . .       5,300,000          5,300                  -               -      134,700
 Issuance of common stock in connection
    with a spin-off of WOTD Project. . . . . . . .       5,000,000          5,000                  -               -      245,000
 Issuance of warrants for operational right. . . .               -              -                  -               -      102,166
 Issuance of options and warrants for services . .               -              -                  -               -       35,920
 Issuance of 8% cumulative convertible redeemable
    preferred stock. . . . . . . . . . . . . . . .               -              -            377,742         377,742            -
 Net loss. . . . . . . . . . . . . . . . . . . . .               -              -                  -               -            -
                                                    ---------------  -------------  -----------------       --------  ------------
 BALANCE FORWARD, OCTOBER 31, 1999 . . . . . . . .      52,058,125   $     52,058            377,742        $377,742  $ 2,393,530
                                                    ---------------  -------------  -----------------       --------  ------------


                                                                     Deficit
                                                    Common           Accumulated    Total
                                                    Stock            During the     Shareholders'
                                                    Subscriptions    Development    Equity
                                                    Receivable       Stage               (Deficiency)
                                                    ---------------  -------------  -----------------

 BALANCE, DECEMBER 1, 1997 (INCEPTION) . . . . . .  $            -   $          -   $        197,478
 Reverse stock split 1-for-4 . . . . . . . . . . .               -              -                  -
 Issuance of common stock pursuant to reverse
    acquisition. . . . . . . . . . . . . . . . . .               -              -                  -
 Issuance of common stock for services related
    to reverse acquisition . . . . . . . . . . . .               -              -                  -
 Adjustment for beneficial conversion feature                                                      -
    from issuance of a debenture . . . . . . . . .               -              -             56,897
 Issuance of common stock from conversion
    of debenture . . . . . . . . . . . . . . . . .               -              -             10,232
 Net loss                                                                (950,920)          (950,920)
                                                                     -------------  -----------------
 BALANCE, OCTOBER 31, 1998 . . . . . . . . . . . .  $            -   $   (950,920)  $       (686,313)
                                                    ---------------  -------------  -----------------

 Issuance of common stock for services . . . . . .               -              -            371,448
 Issuance of common stock from conversion                                                          -
    of debentures. . . . . . . . . . . . . . . . .               -              -            975,411
 Adjustment for beneficial conversion feature                                                      -
    from issuance of debentures. . . . . . . . . .               -              -            306,036
 Issuance of common stock for cash                                                                 -
     and stock subscriptions receivable. . . . . .         (25,000)             -            115,000
 Issuance of common stock in connection                                                            -
    with a spin-off of WOTD Project. . . . . . . .               -       (250,000)                 -
 Issuance of warrants for operational right. . . .               -              -            102,166
 Issuance of options and warrants for services . .               -              -             35,920
 Issuance of 8% cumulative convertible redeemable
    preferred stock. . . . . . . . . . . . . . . .               -              -            377,742
 Net loss. . . . . . . . . . . . . . . . . . . . .               -     (1,445,833)        (1,445,833)
                                                    ---------------  -------------  -----------------
 BALANCE FORWARD, OCTOBER 31, 1999 . . . . . . . .  $      (25,000)  $ (2,646,753)  $        151,577
                                                    ---------------  -------------  -----------------


 See notes to the condensed financial statements


                                  SARATOGA  INTERNATIONAL HOLDINGS  CORP. AND SUBSIDIARY
                                               (A Development Stage Company)
                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)




                                                        Common Stock                         Preferred Stock
                                                       ---------------                      -----------------
                                                           Shares               Amount           Shares          Amount
                                                       ---------------       -------------  -----------------  ----------
BALANCE BROUGHT FORWARD,
OCTOBER 31, 1999                                         52,058,125             $52,058          377,742        $377,742
                                                       ---------------       -------------  -----------------  ----------
 Issuance of options for services . . . . . . . . . .               -                   -                  -           -
 Issuance of common stock for services. . . . . . . .         892,000                 892                  -           -
 Issuance of common stock for exercise of option. . .         250,000                 250                  -           -
 Issuance of common stock to acquire VMG, Inc.. . . .       1,053,940               1,054                  -           -
 Issuance of common stock to acquire Access
       Wireless and Access Telcom . . . . . . . . . .       5,725,000               5,725                  -           -
 Issuance of common stock from conversion
 of debentures. . . . . . . . . . . . . . . . . . . .       7,123,187               7,123                  -           -
 Adjustment for beneficial conversion feature
 from issuance of debentures. . . . . . . . . . . . .               -                   -                  -           -
 Issuance of common stock from conversion
 of preferred stock . . . . . . . . . . . . . . . . .         862,424                 863           (125,914)   (125,914)
 Issuance of common stock for preferred
 stock dividend . . . . . . . . . . . . . . . . . . .          68,994                  69                  -           -
 Issuance of common stock for payment of  liabilities       1,433,334               1,433                  -           -
 Stock subscription received. . . . . . . . . . . . .               -                   -                  -           -
 Net loss, twelve months ended October 31, 2000 . . .               -                   -                  -           -
                                                       ---------------       -------------  -----------------  ----------
 BALANCE, OCTOBER 31, 2000. . . . . . . . . . . . . .      69,467,004        $     69,467            251,828   $ 251,828
                                                       ===============       =============  =================  ==========


                                                                             Deficit
                                                       Common                Accumulated    Total
                                                       Stock                 During the     Shareholders'
                                                       Subscriptions         Development    Equity
                                                       Receivable            Stage               (Deficiency)
                                                       ---------------       -------------  -----------------
 BALANCE BROUGHT FORWARD,
     OCTOBER 31, 1999 . . . . . . . . . . . . . . . .  $      (25,000)       $ (2,646,753)  $        151,577
                                                       ---------------       -------------  -----------------

 Issuance of options for services . . . . . . . . . .               -                   -            180,946
 Issuance of common stock for services. . . . . . . .               -                   -            126,600
 Issuance of common stock for exercise of option. . .               -                   -             25,000
 Issuance of common stock to acquire VMG, Inc.. . . .               -                   -            264,961
 Issuance of common stock to acquire Access
       Wireless and Access Telcom                                                                    646,925
 Issuance of common stock from conversion
 of debentures. . . . . . . . . . . . . . . . . . . .               -                   -          1,239,999
 Adjustment for beneficial conversion feature
 from issuance of debentures. . . . . . . . . . . . .               -                   -            917,832
 Issuance of common stock from conversion
 of preferred stock . . . . . . . . . . . . . . . . .               -                   -                  -
 Issuance of common stock for preferred
 stock dividend . . . . . . . . . . . . . . . . . . .               -             (10,073)                 -
 Issuance of common stock for payment of  liabilities               -                   -            105,500
 Stock subscription received. . . . . . . . . . . . .          25,000                   -             25,000
 Net loss, twelve months ended October 31, 2000 . . .               -          (4,696,848)        (4,696,848)
                                                       ---------------       -------------  -----------------
 BALANCE, OCTOBER 31, 2000. . . . . . . . . . . . . .  $            -     #  $ (7,353,674)  $     (1,012,508)
                                                       ===============       =============  =================


 See notes to the condensed financial statements

                                                       Additional
                                                         Paid-in

                                                         Capital
                                                       -----------
BALANCE BROUGHT FORWARD,
OCTOBER 31, 1999                                       $2,393,530
                                                       -----------
 Issuance of options for services . . . . . . . . . .      180,946
 Issuance of common stock for services. . . . . . . .      125,708
 Issuance of common stock for exercise of option. . .       24,750
 Issuance of common stock to acquire VMG, Inc.. . . .      263,907
 Issuance of common stock to acquire Access
       Wireless and Access Telcom . . . . . . . . . .      641,200
 Issuance of common stock from conversion
 of debentures. . . . . . . . . . . . . . . . . . . .    1,232,876
 Adjustment for beneficial conversion feature
 from issuance of debentures. . . . . . . . . . . . .      917,832
 Issuance of common stock from conversion
 of preferred stock . . . . . . . . . . . . . . . . .      125,051
 Issuance of common stock for preferred
 stock dividend . . . . . . . . . . . . . . . . . . .       10,004
 Issuance of common stock for payment of  liabilities      104,067
 Stock subscription received. . . . . . . . . . . . .            -
 Net loss, twelve months ended October 31, 2000 . . .            -
                                                       -----------
 BALANCE, OCTOBER 31, 2000. . . . . . . . . . . . . .  $ 6,019,871
                                                       ===========

 See notes to the condensed financial statements

               SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY

                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND HISTORY

The following summarizes the organizational history of Saratoga International Holdings Corp. and subsidiary (herein referred to as "Saratoga").

In December 1997, Saratoga began development stage activity under the corporate name Western Oil & Tire Distributors Inc. ("Western"), a privately owned company originally incorporated on June 1, 1993 in the State of Washington under the corporate name FCP Ltd. which had no operating activity until fiscal 1998. The corporate name was changed to Western in December 1997. Western's original business development plan, adopted in December, 1997, was to engage in the acquisition of retail and wholesale tire businesses and petroleum product distribution companies ("The WOTD Project")

In July 1998, the shareholders of Western exchanged all of their common shares for controlling interest in Knightsbridge Corporation a company originally incorporated on June 17, 1996 in the State of Nevada. Western was merged into Knightsbridge on July 28, 1998 and Knightsbridge changed its name to Western, the surviving corporation.

Since the former shareholders of Western owned a majority of the outstanding stock following its July, 1998, merger with Knightsbridge this exchange of shares has been accounted for as a reverse merger. Knightsbridge was a non-operating public shell with an investment in a private company that was recorded at approximately $306,000 and liabilities totaling approximately $13,000 on the date of the reverse merger (See Note 14). Accordingly, the combination of the two companies is recorded as a recapitalization of shareholders' equity of Western pursuant to which Western is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Western.

On March 24, 1999, the corporate name was changed from Western to Saratoga International Holdings Corp. and the operations of the company's petroleum and tire business was spun-off to the shareholders of Saratoga as of March 19, 1999 (See Note 5). Saratoga redirected its business development activity at the e-commerce and telecommunications industry.

In June 1999, Saratoga formed a wholly-owned subsidiary Saratoga Telecom Corp. through which it acquired an operational right from Internet Interview Inc. to develop a technology to market prepaid long distance telephone calling service via the Internet as a reseller for long distance suppliers servicing foreign based markets such as Central and South America.

In February 2000, Saratoga acquired Virtual Media Group, Inc., a provider of e-commerce solutions for the internet. In August 2000, management recognized that the financial expectations for Virtual were not being met and it was decided to discontinue this business operation. (See Note 3)

In September 2000, Saratoga acquired Access World Wireless Services, Inc. and Access World Telcom & Technologies, Inc., owners of a telecommunications operating system designed to provided calling service to customers. On February 2, 2001 the Saratoga Board of Directors decided to discontinue the operations of these two Access World companies. (See Note 4)

Saratoga has been in the development stage since its inception in accordance with statement of Financial Accounting Standards No. 7.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Basis of Presentation

         The accompanying financial statements have been prepared assuming that Saratoga will continue as a going concern. Saratoga, since its inception, December 1, 1997 through October 31, 2000 has incurred net losses of approximately $7,094,000 and has had negative cash flow from operations of approximately $2,961,000. These conditions raise substantial doubt about its ability to continue as a going concern. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital to achieve their business plans. Saratoga has raised approximately $3,669,000 of operating capital since inception for its business development activities and plans to continue its efforts to raise additional operating capital through various financing methods including private placements of its equity securities. Funding of future operations is dependent on management's ability to raise additional capital. Saratoga's ability to continue as a going concern is dependent upon profitable operations and support from shareholders. Unless Saratoga can generate positive cash flow from operations and raise additional capital, the company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Saratoga be unable to continue in existence.

     b.  Principles of Consolidation

         The consolidated financial statements include the accounts of Saratoga and its Subsidiary. All material intercompany transactions and balances have been eliminated.

     c.  Investments

          Investments are carried at cost except, where in the opinion of management, there has been a loss in value other than a temporary decline in which case the carrying value is reduced to its estimated value.

     d.  Intangible Asset

         The cost of the operational right acquired in June 1999 is being amortized on a straight-line basis over 2 years.
                                       F-9

     e.  Income Taxes

          Saratoga utilizes the asset and liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     f.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     g.  Fair Value of Financial Instruments

          Saratoga's financial instruments consist primarily of cash, accounts receivable, accrued expenses, and loans and debentures payable which approximate fair value because of their short maturities. Saratoga's investments were estimated by management to have been impaired and as such have been written down from their original cost to their estimated fair value at October 31, 2000 (see Note 14). Saratoga's note payable and debenture payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to Saratoga for a similar financial arrangement at October 31, 2000.

     h.  Stock Options

         Saratoga accounts for all transactions under which employees, officers and directors receive options to purchase shares of stock in Saratoga in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," Saratoga adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for options issued to non-employees for consulting services, which are valued based on their fair market value.

        i.  Loss Per Share

          Saratoga has adopted the provisions of Financial Accounting Standards No. 128, "Earnings per share". This statement requires that Saratoga report basic and diluted earnings (loss) per share for all periods reported. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. For the years ended October 31, 1999, and 2000 Saratoga added undeclared and F-10 not recorded cumulative Series A Convertible Preferred stock dividends of $15,110 and $25,989,respectively to the net loss in order to arrive at the net loss available to common shareholders in accordance with SFAS No. 128.

          Diluted net income (loss) per share is computed by dividing net income
          (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of stock options and warrants at October 31, 1999 and 2000.

          The weighted average shares outstanding for the period December 1, 1997 (inception) to the closing date of the reverse merger with Knightsbridge were the 11,577,000 shares issued to Western's shareholders. In addition, the 5,000,000 shares of common stock, from the stock dividend declared in March 1999 (see Note 5 and 13), was considered outstanding as of December 1, 1997 (inception) for purposes of computing the basic and diluted net loss per share for all periods presented. Subsequent to the merger and the stock dividend, the weighted average shares outstanding used to calculate the net loss per share was the actual number of shares outstanding of the surviving entity.

          For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of stock options and warrants would have been anti-dilutive.

     j.   Revenue Recognition.

          At the time a PIN is issued to a customer revenue from the sale of the virtual prepaid calling card is deferred, and such revenue is recognized as income based on customer usage over the life of the card. The cost of the virtual prepaid calling card is deferred at the time of purchase. The PIN costs include the cost of purchasing units of time from telecommunication vendors. Upon issuance of a PIN to a customer, the related cost is recognized as a cost of sale based on customer usage over the life of the card.

     k.   Property and Equipment.

          Property and equipment are recorded at cost. Depreciation is provided on a straight-line method based on the estimated useful lives of the respective assets. Property and equipment are being depreciated over three years. Maintenance, repairs and minor renewals are charged to operations as incurred. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

          Software Development Costs. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for all fiscal periods beginning after December 5, 1998. SOP 98-1 requires the capitalization of costs, including payroll costs, incurred in F-11 connection with the development or purchase of software for internal use. The adoption of SOP 98-1 does not have a material impact on the financial statements of the Company. In the fiscal year ended October 31, 1999, $5,395 of these costs were capitalized and an additional $17,116 were capitalized in the year ended October 31, 2000. These costs are being amortized over a two year period.

     l.   Impairment of Long-Lived Assets.

          In the event that facts and circumstances indicate that an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write down to market is required. At October 31, 2000 the Company does not believe that any impairment of long-lived assets has occurred.

     m.   Recent Accounting Pronouncement

          In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue recognition in Financial Statements. SAB 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. SAB 101 must be applied to financial statements no later than the fourth quarter of fiscal 2001. We do not believe that the application of SAB 101 will have a material effect on the company's financial position or results of its operations.

          In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December
          15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. We do not anticipate that the adoption of this interpretation will have a material effect on the company's financial position or results of operations.

3.       ACQUISITION AND DISPOSITION OF VIRTUAL MEDIA GROUP,INC.

In February 2000, Saratoga acquired Virtual Media Group, Inc. in exchange for 1,053,940 shares valued at $264,961. Prior to its acquisition by Saratoga, Virtual issued a 9% Series A subordinated convertible redeemable debenture of $900,000 net of a $100,000 discount, due February 11, 2002 which was assumed by Saratoga. The debenture was converted into 4,041,501 shares of common stock of Saratoga. (See Note 13c and 13d). Saratoga also granted 1,000,000 warrants to the former shareholders of Virtual. The warrants were to vest over a six year period conditioned on the continued employment of the former owners.

The operations of Virtual Media were discontinued effective August 31, 2000 and the warrants have been forfeited. The growth of revenues from the operation of Virtual following its acquisition by Saratoga did not materialize as expected and operating losses were greater than forecast. The prospects for future growth with reasonable profit margins in web-site design and internet marketing services within Virtual's regional marketing area were severely dampened by the proliferation of competitors entering into this market.

The loss from discontinued operations associated with Virtual Media Group, Inc. for the year ended October 31, 2000 up to the measurement date of July 31, 2000 was $119,637. The loss on disposition of assets of Virtual is $311,248 for the year ended October 31, 2000, including a write off of non-cash investment of approximately $265,000, other assets of approximately $37,000 and disposal expense of $10,000. The sales of Virtual were not material.

4. ACQUISITION AND DISCONTINUANCE OF ACCESS WORLD WIRELESS SERVICES, INC. AND ACCESS WORLD TELCOM & TECHNOLOGIES, INC

On September 21, 2000 Saratoga acquired all of the outstanding stock of Access World Wireless Services, Inc. ("Wireless") under an Agreement for Purchase and Sale of Stock and all of the stock of Access World Telcom & Technologies, Inc. ("Telcom") under a share Exchange Agreement in exchange for 5,725,000 shares of Saratoga common stock.

The business affairs of Wireless and Telcom had been operated by the same Board of Directors and executive management team since commencement of development of their common business activity, August 1999. Further, the employee complement and operating asset base engaged to develop the business activity of the two entities to date can be considered that of a single operation. Therefore, the acquisition of Wireless and Telcom was treated as a single business acquisition.

The 5,725,000 shares of common stock were valued at $646,925 based on the average trading price for Saratoga stock for three days before and after the effective date of the Agreement, which was September 21, 2000. In addition Saratoga assumed Telcom's 8% convertible debenture obligation for $1,000,000 and related debenture subscriptions receivable. Proceeds of $750,000 were received by October 31, 2000 and the remaining $250,000 was received in November 2000.

On September 18, 2000, Telcom issued 8% series A subordinated convertible redeemable debentures for $1,000,000 due September 18, 2002. The series A debentures are convertible into Saratoga stock as a result of Saratoga's assumption of the debt. The debentures are convertible into Saratoga common stock at 63.6% of the closing bid price of the common stock for any of the three trading days immediately before and including the date of the notice of conversion by the holder. As of October 31, 2000, $80,000 of the debt has been converted into common stock.

The 36.4% discount from the market price of the stock equates to a beneficial conversion feature amounting to $571,428 of which $428,571 which has been accounted for as additional interest expense in fiscal 2000. (See Note 13d).

The operations of Access Wireless and Access Telcom were discontinued effective February 2, 2001. The loss from discontinued operations for the year ended October 31, 2000 is $870,172 including accrued expenses up to the measurement date of February 2, 2001 of $420,584. The loss on disposition of assets of Access is $655,925 including a write off of the investment of approximately $646,925, and disposal expense of $9,000.

5.        SPIN OFF OF INTERNATIONAL INTERNET PETROLEUM & TIRE DISTRIBUTORS CORP.

In March 1999, Saratoga formed International Internet Petroleum & Tire Distributors, Corp ("International") as a wholly owned subsidiary incorporated under Nevada law. Saratoga transferred to International the trade name "Western Oil & Tire Distributors, Inc." along with all of the rights, title and interest to the petroleum and tire business and related business development plan ("the WOTD Project"). Saratoga then distributed the common stock and Class A and B Warrants of International to Saratoga shareholders in a spin-off transaction effective March 19, 1999. Saratoga issued 5,000,000 shares of its common stock, valued at $250,000, to International in connection with the spin-off transaction which has been treated as a stock dividend to Saratoga's shareholders as of the date of the spin-off.

6.       PURCHASE OF INTANGIBLE ASSET

The operational right acquired from Internet Interview consisted of a conceptual plan which identified the need for software and technology to enter into the business of selling virtual prepaid phone cards over the Internet. The conceptual plan included the technological need to develop a web site, accounting and management software, an Internet marketing program to establish a web site agent network and Internet links and to establish agreements and technology necessary to accept, process and clear credit card transactions over the Internet.

As consideration for the purchase of the rights to the technology, Saratoga issued to the two principal shareholders of Internet Interview, Inc. Messrs Norman Reisch and Tom Morsey, Warrants to each to purchase 500,000 shares of the common stock of Saratoga exercisable at any time at $0.10 per share and expiring June 16, 2004. The purchase price of the operational right was recorded at $102,666, the value of the Warrants, estimated based on the Black-Scholes option pricing model.

This amount was recorded as an intangible asset and is being charged to amortization expense over two years. Because of the conceptual nature of the operational right, management concluded it would become technologically obsolete over a two year period. Amortization expense charged to operations in fiscal 1999 and 2000 was $20,433 and $51,132, respectively.

7.  CONCENTRATION OF CREDIT RISK

Saratoga maintains cash balances at two commercial banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.
                                      F-14

8.  PROPERTY AND EQUIPMENT

At October 31, property, plant and equipment consist of:

                                                             2000
                                                          ---------
   Furniture and fixtures                                  $ 2,894
   Computer equipment and internal use software             42,270
                                                          ---------
                                                            45,164
   Less accumulated depreciation and amortization           11,309
                                                          ---------
                                                           $33,855
                                                          =========

9.  LOANS PAYABLE-SHAREHOLDERS AND OFFICERS

At October 31, 2000, the Balances consisted of the following:

                                          October 31, 2000
                                          ----------------


      Loan payable to Patrick F. Charles    $    38,400

      Loan payable to Terrence K. Picken         38,400

                                            -----------
                                            $    76,800
                                            ===========

The loans payable are non-interest bearing, uncollateralized, and have no specific due date for repayment. Patrick F. Charles is a shareholder and Chief Executive Officer of Saratoga and Terrence K. Picken is a shareholder and Vice President of Saratoga.

10.  DEBENTURE PAYABLE

In September, 2000, Saratoga purchased Access World Telcom & Technologies, Inc. and assumed the telcom convertible debenture obligation. The debenture was subscribed to in September, 2000 and at October 31, 2000, $750,000 of the debenture had been received by Saratoga and $80,000 of that amount had been converted to common stock of Saratoga leaving a debenture payable balance of $670,000. (see Note 4)

11.  INCOME TAXES

As of October 31, 2000 Saratoga has available unused federal, net operating loss carryforwards of approximately $7,094,000 that may be applied against future taxable income and that expire in 2020. Saratoga has established a valuation allowance with respect to the available unused federal net operating loss carryforwards because the likelihood of realization of this benefit cannot be presently determined.
                                      F-15

                                         October 31, 2000

       Deferred tax asset:
         Net operating loss carryforward    $ 2,412,000
         Valuation Allowance                 (2,412,000)
                                            ------------

         Net deferred tax asset             $         0
                                            ============

12.  RELATED PARTY TRANSACTIONS

Coast Northwest Inc., a management consulting firm, provided substantially all of Saratoga's corporate administrative services since inception of Saratoga's development stage activities for which Saratoga incurred expense of $97,500 for the year ended October 31, 1999 and $162,500 for the year ended October 31, 2000. At October 31, 1999 and 2000 Saratoga owed $1,177 and $47,440, respectively to Coast Northwest Inc. for administrative support services. Saratoga's President, Patrick F. Charles and Executive Vice-President, Terrence
K. Picken, collectively own controlling interest in Coast Northwest Inc. (see Notes 12 and 14).

13.  SHAREHOLDERS' DEFICIENCY

      a.  Stock Split and Authorization of Shares

         Prior to and in conjunction with Saratoga merger with Knightsbridge Corporation in July 1998, the Board of Directors of Knightsbridge approved a 1 for 4 reverse stock split including the reduction of authorized common stock from 200,000,000 shares to 50,000,000 shares. All per share data in these statements reflect the reverse stock split.

         In March 1999, the board of directors of Saratoga approved the increase of authorized common stock from 50,000,000 shares to 200,000,000 shares. The stockholders also approved the authorization of the issuance of a new class of 50,000,000 shares of $.001 par value preferred stock. The preferred stock of Saratoga can be issued in series. With respect to each series issued, the Board of Directors of Saratoga will determine, among other things, the number of shares in the series, voting rights and term, dividend rates and terms, liquidation preferences and redemption and conversion privileges.

      b.  8% Convertible Redeemable Preferred Stock

         In May 1999, Saratoga issued nonvoting restricted cumulative Series A convertible redeemable preferred stock as payment for the outstanding balance of $377,742 on a note payable. Upon the declaration of the board of directors, the Preferred Stock pays a dividend at 8% per share and any unpaid dividends are cumulative. The shares of Preferred Stock are convertible into common stock, over a three year period, at the rate of 125,914 preferred shares each year beginning one year from date of issue. At the holder's option, each preferred share, valued at $1.00 each, plus unpaid cumulative dividends on such shares may be converted into common shares based on the published trade price of the common shares at date of conversion notice. In addition, upon written notice to the holders, Saratoga has the right to redeem shares, at its discretion, at $1.00 per share plus any accumulated unpaid dividends and the preferred Stock has a liquidation preference over common stock of $1.00 per share plus any accumulated unpaid dividends.

         In May 2000, 125,914 shares of preferred stock plus $10,073 of declared preferred dividends was converted into 931,418 shares of Saratoga common stock based on a share price of $.146 per share. The remaining undeclared cumulative preferred stock dividend of $20,146 at May 1, 2000 has not been declared by the board of directors nor accrued but is considered in the computation of net loss per common share.
         Additionally for net loss per share calculations, undeclared and unaccrued dividends are calculated on the remaining preferred stock and previously undeclared dividends. (See Note 2i)

      c.  Common Stock Issuances

         Shares of common stock of Saratoga issued during the years ended October 31, 2000 and 1999, respectively are summarized as follows:

                                                             Average Number
                                     Transaction  per Share    of Shares
Date              Description           Value       Price        Issued
--------------------------------------------------------------------------------
             Issued During Year Ended October 31, 2000
12/99-9/00   Issued for         $  126,600   $  0.142        892,000
             services

11/99        Issued for         $   60,000   $  0.060      1,000,000
             payment of Note
             Payable

1/00         Issued for cash -  $   25,000   $  0.100        250,000
             exercise of
             stock option

2/00         Issued for         $  264,961   $  0.251      1,053,940
             acquisition of
             Virtual Media
             Group

5/00         Issued for         $  135,987   $  0.146        931,418
             conversion of
             Preferred stock

9/00         Issued for         $  646,925   $  0.113      5,725,000
             acquisition of
             Access Wireless
             and Access
             Telcom

9/00         Issued for payment $   45,500   $  0.105        433,334
             of payables for
             Access Telcom
                                      F-17

             1/00-10/00 Issued for $1,239,999 $ 0.175 7,123,187
             conversion of
             debentures

             Issued During Year Ended October 31, 1999
11/98-10/99  Issued for         $  436,881   $  0.111      3,920,000
             services

1/99-2/99    Private            $  140,000   $  0.026      5,300,000
             placements
             for cash

2/99&10/99   Issued to          $   79,067   $  0.017      4,584,524
             officers for
             services

3/99         Issued to          $  250,000   $  0.050      5,000,000
             International in
             connection with
             WOTD Project
             spin-off transaction
            (See Note 5)

1/99-8/99    Issued for         $  975,411   $  0.056      17,278,166
             conversion of
             debentures

         The "Per Share Valuation" set forth above is based on the recorded value of the transaction divided by the number of shares issued as consideration for each transaction.

      d.  Debentures Converted to Common Stock

         For the year ended October 31, 2000:

         In January 2000, Saratoga issued a 2% Series E Subordinated Convertible Redeemable Debenture for $160,000 due January 20, 2001. The Series E Debenture is convertible into common stock of Saratoga at 72.5% of the average closing bid price of the common stock for the five days immediately preceding the date of notice of conversion by the holder.

         In January 2000, the holder of this Series E Debenture converted the principal balance of $160,000 into 1,244,719 shares of common stock.

         Prior to its acquisition by Saratoga in February 2000, Virtual Media Group, Inc. issued a 9% Series A Subordinated Convertible Redeemable Debenture for $1,000,000 due February 11, 2002. Saratoga assumed Virtual's Debenture obligation in connection with the acquisition of Virtual. The Virtual Series A Debenture is convertible into common stock of Saratoga at 70% of the average closing bid price of the common stock for the five days immediately preceding the date of notice of conversion by the holder.

         In March 2000, the Virtual Series A Debenture principal balance of $1,000,000 was converted into 4,041,501 shares of common stock of Saratoga.
                                      F-18

         Prior to its acquisition by Saratoga in September 2000, Access World Telcom & Technologies, Inc. issued an 8% Series A Subordinated Convertible Redeemable Debenture for $1,000,000 due September 18, 2002. Saratoga assumed the Access Telcom Debenture obligation in connection with the acquisition of Access Telcom. The Access Telcom Series A Debenture is convertible into common stock of Saratoga at 70% of the closing bid price of the common stock for any of the five days immediately preceding the date of notice of conversion by the holder.

         In September and October 2000, $80,000 of the Access Telcom Series A Debenture principal was converted into 1,836,967 shares of common stock of Saratoga.

         For the year ended October 31, 1999:

         In July 1998, Saratoga issued 9% series A subordinated convertible redeemable debenture for $150,000 due July 1999. The series A debenture was convertible into common stock of Saratoga at 72.5% of the average closing bid price of the common stock for the five days immediately preceding the date of notice of conversion by the holder.

         During October 1998, the holder converted $10,000 of principal plus accrued interest into 94,085 shares of common stock. During the period from January 21, 1999, to April 6, 1999, the holder converted the principal balance of $140,000 at October 31, 1999, plus accrued interest of $8,182 into 6,251,823 shares of common stock.

         In March 1999, Saratoga issued 9% series B subordinated convertible redeemable debentures for $450,000 due March 30, 2000. The series B debentures were convertible into common stock of Saratoga at 72.5% of the average closing bid price of the common stock for the five days immediately preceding the date of notice of conversion by the holder.

         In May 1999, the holders of these series B debentures converted the principal balance of $450,000 plus accrued interest of $2,857 into 5,795,564 shares of common stock.

         In June 1999, Saratoga issued 9% series C subordinated convertible redeemable debentures for $150,000 due June 11, 2001. The series C debentures were convertible into common stock of Saratoga at 72.5% of the average closing bid price of the common stock for the five days immediately preceding the date of notice of conversion by the holder. In June 1999, the holders of these series C debentures converted the principal balance of $150,000 plus accrued interest of $97 into 1,548,158 shares of common stock.

         In July 1999, Saratoga issued a 2% series D subordinated convertible redeemable debenture for $150,000 due July 30, 2001. The series D debenture is convertible into common stock of Saratoga at 75% of the average closing bid price of the common stock for the five days immediately preceding the date of notice of conversion by the holder.

         In August 1999, the holder of this series D debenture converted the principal balance of $150,000 plus accrued interest of $1,366 into 1,182,621 shares of common stock.
                                      F-19

         In December 1998, Saratoga issued $15,000 principal amount of a Subordinated Convertible Redeemable Debenture due December, 1999 to Coast Northwest Management LLC a limited liability company owned by Patrick F. Charles and Terrence K. Picken, officers, directors and controlling shareholders of Saratoga in a private placement as payment of a loan to Saratoga. The Coast LLC Debenture was convertible into common stock at a conversion price equal to 72.5% of the average closing bid price of the common stock for the five trading days immediately preceding the date of receipt of the conversion notice. In December 1998, the holder of this Debenture converted the principal balance of $15,000 into 300,000 shares of common stock.

         In January 1999 Saratoga issued $30,000 principal amount of a Subordinated Convertible Redeemable Debentures due January 2000 to Coast Northwest Management LLC ("Coast LLC Debenture 2") a limited liability company owned by Patrick F. Charles and Terrence K. Picken, officers, directors and controlling shareholders of Saratoga in a private placement as payment of a loan to Saratoga. The Coast LLC Debenture 2 was convertible into common stock at a conversion price equal to 72.5% of the average closing bid price of the common stock for the five (5) trading days immediately preceding the date of receipt of the conversion notice. In January 1999 the holder of this Debenture converted $29,000 of the principal balance into 1,250,000 shares of common stock. The remaining $1,000 of the Coast LLC Debenture 2 was forgiven.

         In January 1999 Saratoga issued $15,000 of principal amount of Subordinated Convertible Redeemable Debentures (the "Debentures") due January 2000 to each of Patrick F. Charles and Terrence K. Picken, officers, directors and controlling shareholders of Saratoga in a private placement for a total of $30,000 in payment of services provided to Saratoga. The Debentures and the shares of common stock into which they were converted were exempt from registration in reliance on rule 504 of Regulation D of the Securities Act of 1933. The Debentures were convertible into common stock at a conversion price equal to 72.5% of the average closing bid price of the common stock for the five (5) trading days immediately preceding the date of receipt of the conversion notice. $29,000 principal amount of these Debentures were converted to 1,250,000 shares of common stock in January, 1999. The remaining $1,000 of the Debentures was forgiven.

         For common stock issued in non-monetary transactions involving marketability discounts Saratoga's policy is to account for marketability discounts in accordance with guidelines provided by published empirical studies and financial research on marketability discounts.

         In an Emerging Issues Task Force meeting sponsored by the Financial Accounting Standards Board, held on March 13, 1997, the Securities and Exchange Commission ("SEC") announced their position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in-the-money" at the date of issue. Those securities are usually convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion, creating a "beneficial conversion feature". The SEC's position is that the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated at the date of issuance as the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds, in effect, increases the interest rate of the security and should be amortized as a charge to interest expense over the period from the date the security is issued to the date it first becomes convertible. The beneficial conversion feature of the debentures were accounted for as additional interest expense, at the date the debenture first becomes convertible and as a result, such interest expense charged to operations for the years ended October 31, 1999 and 2000, amounted to approximately $340,000 and $918,000, respectively.

      e.  Stock Options and Warrants

         During October 1998, Saratoga approved a Non-Qualified Stock Option Plan ("1998 option Plan"). A total of 8,000,000 shares are available for future grants to directors, officers, employees and consultants who are in a position to make significant contributions to the success of Saratoga.

         The exercise price of each option will be determined by Saratoga's board of directors, in its discretion, at the time of grant. Further, at the time of grant and at the discretion of the board of directors, the vesting period and the expiration date shall not exceed ten years.
                                      F-21

The following table summarizes the activity with regard to options and warrants for the period November 1, 1998 through October 31, 2000:

                                      Stock options                                    Warrants
                             Weighted               Weighted                 Weighted              Weighted
                             Average                Average                  Average               Average
                             Exercise               Remaining                Exercise              Remaining
                    Shares   Price     Exercisable  Life        Shares       Price    Exercisable  Life
_____________________________________________________________________________________________________________

Outstanding at
   31-Oct-1998                 -                      -                        -                     -
a) Granted        250,000    $ 0.10      250,000    3.6 yrs.
b) Granted      1,525,000    $ 0.18    1,525,000    3.8 yrs.
c) Granted        250,000    $ 0.10      250,000    3.6 yrs.
d) Granted        150,000    $ 0.18      150,000    2.7 yrs.
e) Granted                                                     1,700,000    $  0.03    1,700,000
f) Granted                                                     1,000,000    $  0.10    1,000,000    3.6 yrs.
g) Granted                                                     2,000,000    $  0.18    2,000,000    0.5 yrs.
  Exercised                                                   -1,700,000              -1,700,000
Outstanding at
   31-Oct-1999  2,175,000    $ 0.16    2,175,000               3,000,000    $  0.15    3,000,000
b) Exercised     -250,000    $ 0.10     -250,000
h) Granted      2,725,000    $ 0.32    2,725,000    4.4 yrs.
i) Granted      1,060,000    $ 0.32    1,060,000    4.4 yrs.
j) Granted        720,000    $ 0.16      720,000    4.5 yrs.
k) Granted        100,000    $ 0.16      100,000    4.5 yrs.
Outstanding at
   31-Oct-2000  6,530,000    $ 0.25    6,530,000               3,000,000    $  0.15    3,000,000


a) Officers, directors and employees - exercise price less than grant date fair value of $0.14.
b) Officers, directors and employees - exercise price greater than grant date fair value of $0.14.
c) For services - exercise price less than grant date fair value of $0.14. d) For services - exercise price greater than grant date fair value of $0.17. e)
For services - exercise price greater than grant date fair value of $0.023. f) Purchase of operational rights from Interview-exercise price less than grant date fair value of $0.14.
g) For services - exercise price greater than grant date fair value of $0.135.
h) Officers, directors and employees - exercise price same as grant date fair value of $0.32.
i) For services - exercise price same as grant date fair value of $0.32.
j) Officers, directors and employees - exercise price same as grant date fair value of $0.155.
k) For services - exercise price same as grant date fair value of $0.32.

Saratoga granted 400,000 and 1,160,000 options under the 1998 option Plan to various consultants for services rendered in fiscal 1999 and 2000, respectively. The options expire from two to five years from the date of grant, are currently exercisable and have an exercise price ranging from $.10 to $.32 per share. Saratoga has recorded approximately $34,000 and $181,000 of consulting costs relating to these options in fiscal 1999 and 2000, respectively.
                                      F-22

For the years ended October 31, 1999 and 2000, Saratoga granted options to purchase 1,775,000 and 3,445,000 respectively to employees, officers and directors under the 1998 option Plan. The options have an exercise price ranging from $.10 to $.32 per share, expire five years from the date of grant and all options granted to employees, officers and directors are exercisable.

In February, 1999, Saratoga entered into a corporate public relations service agreement with PMR and Associates whereby PMR provides investor relation services to Saratoga. In connection therewith, Saratoga issued Warrants entitling PMR to purchase up to 1,700,000 shares of common stock at $0.029 per share. These Warrants had a one year life and were exercised in fiscal 1999. In addition, Saratoga issued 500,000 shares of common stock, valued at $0.023 per share or $11,500, for services performed. The date of issuance for the common stock was the measurement date.

In May 1999, Saratoga extended the corporate public relations services contract with PMR and Associates. In connection therewith Saratoga issued warrants entitling PMR to purchase up to 1,000,000 shares of its common stock at $0.15 per share and 1,000,000 shares at $0.20 per share. The warrants are exercisable at any time and expire May 18, 2001. None have been exercised at this time. In addition, Saratoga issued 550,000 shares of common stock, valued at $0.131 per share or $72,000, for services. The date of issuance for the common stock was the measurement date.

All of the PMR Warrants were fully vested and exercisable immediately when issued. The issue date was the measurement date and the Warrants were valued using the Black-Scholes option pricing model, including the following significant assumptions; risk free interest rate of 6%; expected lives ranging from 3 months to 2 years; expected volatility of 50%; and expected dividends of $0. Approximately $7,500 was charged to consulting expense for these Warrants.

In June 1999, Saratoga issued 1,000,000 common stock purchase warrants ("warrants") at an exercise price of ten cents per share to purchase 1,000,000 shares of the Company's common stock. Management has estimated the value of the warrants, based on the Black-Scholes option pricing model, in order to record a $102,666 intangible asset as a result of the operational right purchased from Internet Interview Inc. (see Notes 1, 2(d) and 6).

In January, 2000, an option for 250,000 shares was exercised. The share price at date of grant was $0.065 per share. The exercise price was $0.10 and the price on date of exercise was $0.328.

All of the options and warrants that have been granted in the years ended October 31, 1999 and 2000 were non-forfeitable.

Stock Option Compensation
                                      F-23

For disclosure purposes of employees and Officers stock option compensation, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during fiscal 1999 and 2000: annual dividends of $0; expected volatility of 50%; risk-free interest rate of 6%; and expected lives ranging from 2 years to 5 years. The weighted average fair value of stock options granted to employees and officers during the fiscal years 1999 and 2000 was approximately $125,000 and $502,000, respectively and Saratoga's pro forma loss and net loss per share would have been as follows:

                                                       Year Ended
                                                       October 31
                                                       -----------
                                                1999               2000
                                                ----               ----
         Net loss applicable to
         common share

         As reported                         $1,460,943         $4,719,839
                                             ==========         ==========

         Pro forma                           $1,586,035         $5,221,613
                                             ==========         ==========

         Net loss per common share

         As reported                          $0.04              $0.08
                                              =====              =====

         Pro forma                            $0.04              $0.09
                                              =====              =====

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Saratoga's employee stock options have characteristics significantly different from those of traded options, and since changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

14.  NON-RECURRING EXPENSES

Saratoga's merger with Knightsbridge (see Note 1) was effective July 28, 1998. Prior to such merger, Knightsbridge, under former management, entered into an agreement to acquire controlling interest in a language translation technology company, Language Force Inc. ("LFI") in exchange for cash and shares of Knightsbridge. Shares called for by the agreement were issued by both parties and placed in an escrow account to be released subject to and pending finalization of the transaction. Knightsbridge also advanced to LFI approximately $306,000 in connection with the transaction. The agreement between Knightsbridge and LFI was never fulfilled and the parties are seeking in negotiations to rescind the agreement. Knightsbridge is also seeking to recover the cash it advanced to LFI and return of the 2,000,000 (post reverse stock split) shares issued to LFI and being held in escrow. Saratoga believes it will
                                      F-24
recover the 2,000,000 shares of its common stock held in escrow and is pursuing negotiations with LFI to recover the sums of cash advanced to LFI. The escrow agent is holding the shares of both companies until this matter is resolved and will dispose of the shares in accordance with the terms of the resolution. These 2,000,000 shares are treated for accounting purposes as unissued shares because they are not entitled to a vote on shareholder matters. They were not considered outstanding for purposes of computing loss per share.

Prior to Western's reverse merger transaction with Knightsbridge, Prime Ventures Corporation, was engaged by Knightsbridge to manage the LFI matter. At the time of the reverse merger, Saratoga entered into a ten-month consulting service agreement with Prime Ventures to achieve final resolution and to provide Saratoga with other business advisory services as needed from time to time.

In June 1999, Saratoga agreed to a further extension of Prime Ventures services to manage the LFI matter. Under their June 1, 1999 agreement, Prime Ventures and Saratoga agreed upon the following payment and incentive terms:

Saratoga agreed to pay $10,000 toward legal fees regarding the LFI matter recoverable from the first cash proceeds, if any, from the LFI settlement. Prime Ventures and another creditor agreed to settle $95,000 of amounts owing to them by Saratoga, including the forgiveness of $50,000 of a note payable, in exchange for an assignment of the cash proceeds, if any, from the LFI settlement.

If any LFI shares are received from the LFI settlement, the first 300,000 LFI shares are to be the property of Saratoga, the balance, if any, in excess of 300,000 shares is to be split based on future negotiations between Saratoga and Prime Ventures.

Settlement of the LFI matter is subject to the prior approval of Saratoga's Board of Directors.

Due to the uncertainty of the outcome of Saratoga's negotiations with LFI, the investment in LFI has been written off in the amount of $255,500 in fiscal 1998 and $50,000 in fiscal 1999.

Under the reverse merger agreement dated July 28, 1998 between Knightsbridge and Western they agreed to issue four additional shares of Saratoga's common stock to the former shareholders of Western for each share of Saratoga's stock issued to LFI ("LFI shares") which is released from escrow and not returned to Saratoga's treasury. If all of the 2,000,000 LFI shares currently held in escrow are released from escrow and none returned to its treasury, Saratoga will be required to issue 8,000,000 additional common shares to former stockholders of Western. Management believes it is unlikely these shares will ever be issued. These shares have not been considered in the loss per share calculation because they would be anti-dilutive. Both parties have agreed that the original agreement should be rescinded and have agreed to binding arbitration to resolve the manner in which to finalize rescission of the agreement. An arbitration hearing is to be scheduled for this matter in the near future.
                                      F-25

15.  COMMITMENTS AND CONTINGENCIES

In June 1999, Saratoga entered into an employment agreement with the former Chief Executive Officer and minority shareholder of Internet Interview Inc. which entitles this employee to a base salary plus performance bonus and stock options to purchase up to 250,000 shares of Saratoga. Further, in connection with the acquisition of the telecom operation right from Internet Interview Inc. Saratoga entered into a consulting agreement with AJAY Enterprises Inc. which entitles AJAY to a monthly service fee and stock options to purchase up to 250,000 shares of Saratoga. The stock options were granted on June 16, 1999, the same date as the consulting agreement. Ajay is controlled by a former principal shareholder of Internet Interview Inc. The consulting service agreement with AJAY was terminated by mutual agreement in August, 1999 except for the stock options granted to Ajay. The fair value of the options for 250,000 shares of common stock granted to AJAY was approximately $21,000 and was charged to consulting expense in fiscal year 1999. The options were fully vested, non-forfeitable and exercisable when they were issued in June 1999, therefore, the issue date was used as the measurement date.

The Black Scholes option pricing model was used to determine the fair value of the options, which is a more reliable measurement than the services received from AJAY. The following significant assumptions were applied: risk free interest rate of 6 percent, expected life of five years; expected volatility of 50%; and expected dividends of $0.

On October 1, 1999 Saratoga entered into three year employment agreements with Patrick F. Charles, Chief Executive Officer of the Company and Terrence K. Picken, Executive Vice President of the Company. Each agreement provides for a base salary for each of the three years plus performance bonus and stock options to purchase up to 500,000 shares each of Saratoga's common stock. The agreement provides that at each Officers option, part of the payments may be paid in common stock of Saratoga.

Saratoga Telecom has an operating lease on 1500 square feet of office space at a rate of $1,561 per month through August, 2001.

16.  SUBSEQUENT EVENT (UNAUDITED)

Effective January 26, 2001, Saratoga acquired all of the outstanding common stock of Processing Plus, Inc., a Florida corporation and 30% of the outstanding common stock of International Insider Reports Inc. ("Insider"). In exchange, Saratoga issued 1,000,000 shares of its common stock, valued at $0.023 per share or $23,000 based on the average closing price for three days before and after the acquisition agreement. Processing Plus was formed in 1983 and it together with Insider have been owned and operated by Gene Retske. Processing provides professional business consulting services to telecommunications clients. Insider publishes newsletters and articles relative to the telecommunications industry. In addition, Saratoga granted 500,000 warrants exercisable at $0.05 per common share. Saratoga also assumed Processing's 8% convertible debenture obligation of $1,000,000 and related debenture subscriptions receivable.

On December 28, 2000, Processing issued 8% Series A subordinated convertible redeemable debentures subscriptions for $1,000,000 due December 27, 2002. The Series A debentures are convertible into Saratoga common stock as a result of Saratoga's assumption of the debt. The debentures are convertible into Saratoga common stock at 70% of the average closing bid price on any of three days before and including the day the notice of conversion is received from the holder.
                                      F-26

The 30% discount from the market price of the stock equates to a beneficial conversion feature, which will be accounted for in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Conversion Ratios." Therefore the beneficial conversion feature, which is valued at approximately $428,571 will be accounted for as additional interest expense at the issue date, which is the date the debentures first become convertible.

The warrants expire within five years of the date granted. The warrants were granted to the shareholders of Processing and vest 33 1/3% annually over a three year period contingent upon and subject to the continued employment of Gene Retske, a former shareholder.

The acquisition will be recorded using the purchase method of accounting on the effective date. The estimated amounts have been summarized in the following table:

     Purchase price                                  $23,000
     Liabilities assumed                              37,000
     Less:  fair market value of assets acquired         -
     Goodwill                                         60,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have not been any changes in or disagreements with Accountants.
                                      F-27

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.

This table describes Saratoga's current Directors and Executive Officers.

                  NAME                       AGE                TITLE
Patrick F. Charles                           59      President, Chief Executive
                                                        Officer and Director
Terrence K. Picken                           62       Executive Vice-President,
                                                       Chief Operating Officer
                                                            And Director
Tom Morsey                                   53     President, Saratoga Business
                                                   Development Corp and Director
Samuel H. Eisenberg                          55               Director
Harold Peter Capozzi                         75               Director

Patrick F. Charles has been Saratoga's Chief Executive Officer and Chairman of the Board of Directors since the inception of Saratoga . Mr. Charles is also a founder, President and Chief Executive Officer of Coast Northwest Inc., a privately owned Washington Corporation, since its inception in 1981. Coast Northwest Inc. provides financial and management consulting services to various clients. Mr. Charles has also served as National Director of Legislative consulting services for PriceWaterhouseCoopers, an international accounting firm. Mr. Charles also currently serves as a Director for Magellan Filmed Entertainment Inc. ("MFLE"), a publicly traded company listed on the OTC Bulletin Board. MFLE is a producer and distributor of filmed entertainment products. Mr. Charles holds a Bachelor of Science degree in marketing from Seattle University and an MBA from the University of Arizona.

Terrence K. Picken has served Saratoga as Executive Vice-President and Director since its inception. Mr. Picken is also Executive Vice President and Director of Coast Northwest Inc. since 1992. Coast Northwest Inc. is a privately owned company which provides business management and financial consulting services to various clients. Mr. Picken was also a general partner with
PriceWaterhouseCoopers, an international accounting firm. Mr. Picken also currently serves as a Director for Magellan Filmed Entertainment Inc. ("MFLE"), a publicly traded company listed on the OTC Bulletin Board. MFLE is a producer and distributor of filmed entertainment products. Mr. Picken has over 20 years of international accounting experience and was licensed as a CPA in California and Washington as well as a Chartered Accountant in Canada. He graduated with a Chartered Accountant degree from the University of Manitoba, Canada.

Tom Morsey was appointed a Director of Saratoga and has served as President of Saratoga Telecom Corp., a wholly-owned subsidiary of the Company, since June 1999. He is currently president of Saratoga Business Development Corp. Mr. Morsey previously was President of Internet Interview Inc. which he co-founded in 1997 and from which the Company acquired the telecom operational right in June 1999. In 1989, Mr. Morsey founded Telecommunications Consulting Institute Inc. ("Telecon Inc.") which he managed and operated for over 5 years. Telecon Inc. was a reseller of AT & T and Sprint telephone calling services and prior to its sale to Telenational Communications Inc. of Omaha Nebraska, had over 968 representatives nationwide offering innovative calling programs developed by Telecon Inc.

Samuel H. Eisenberg has served as a Director of Saratoga since its inception. Mr. Eisenberg is Senior Vice-President of Portfolio Investment Strategies Corporation based in New York which specializes in private investment banking. He has served in such capacity for over 5 years.

Harold P. Capozzi has been a Director of Saratoga, formerly known as Knightsbridge Corporation, since February 1997 and was President, Chairman and CEO of Knightsbridge from June 1997 to July 1998, the date of Knightsbridge's merger with Saratoga. Mr. Capozzi is manager of his own investment portfolio and is an independent business advisory consultant. For ten years, 1990 - 1999, he served as a Director of PLC Medical Systems Inc., a publicly traded Company listed on the American Stock Exchange and was an officer and Director of Richland Mines Inc., (VSE), and Dynamic Associates, (NASDAQ). He is currently a Director and Officer of Ceasar's Explorations Inc., and Blackwater Ltd., (CVE). Mr. Capozzi holds a Bachelor of Science Degree and a Bachelor of Commerce Degree, with First Class Honors from the University of British Columbia, and a Teaching Degree from the University of Italy.

The Directors serve in their positions until the next annual meeting of stockholders or until the Directors' successors have been elected and qualified. The executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Compliance With Section 16(a) of the Exchange Act

Due to an oversight, the following individuals did not file on a timely basis Forms 4 or 5 reporting changes in beneficial ownership: Patrick Charles, Terrence Picken, Samuel Eisenberg, Harold Capozzi and Tom Morsey. The aforementioned reports have been filed prior to the filing of this Form 10-KSB.

Schedule of non-compliance with section 16(a) of the exchange Act

                                                     Number of
     Name                     Number of             Transactions
                             Late Reports           Not Reported

Patrick Charles                  3                        0
Terrence Picken                  3                        0
Samuel Eisenberg                 3                        0
Harold Capozzi                   3                        0
Tom Morsey                       3                        0


ITEM 10.  EXECUTIVE COMPENSATION.

The following tables set forth the compensation paid by Saratoga to the named executive officers for the periods indicated:

                           SUMMARY COMPENSATION TABLE

                  Annual Compensation         Long-Term Compensation

                                          Awards               Payouts
                                          --------------------------------------
                                                  Securities (5)
                                 Other  (1)(3)(4)   Under-
Name and                        annual  Restricted  lying          All other
Principal                       Compen-   Stock    Options/  LTIP   Compen-
Position   Year  Salary  Bonus  sation    Award      SARs   Payouts sation
                   ($)    ($)     ($)      ($)        (#)     ($)      ($)
   (a)      (b)    (c)    (d)     (e)      (f)        (g)     (h)      (i)

Patrick F.10/31/98  93,331  0      0           0          0     0       0
Charles   10/31/99 125,665  0      0      51,167    500,000     0       0
Chief     10/31/00 166,084  0      0           0    850,000     0       0
 Executive
 Officer
 and
 Director

Terrence  10/31/98  93,331   0      0          0         0      0       0
K. Picken 10/31/99 125,665   0      0     49,167   500,000      0       0
Executive 10/31/00 166,084   0      0          0   850,000      0       0
 Vice-
 President
 and
 Director

Thomas S. 10/31/98       0   0      0          0         0       0       0
Morsey    10/31/99  24,250   0      0          0   250,000       0       0
Preside   10/31/00  78,000   0      0      2,345   600,000       0       0
 of wholly-
 owned
 subsidiary,
 Saratoga
 Business
 Development
 Corp. and
 Director

(1)  The restricted stock award amounts reported in column (f) above for Patrick
     F. Charles and Terrence K. Picken represent a 20% discount from market price on restricted common shares used to partially pay for salary included in column (c) above.
(2) Thomas S. Morsey joined Saratoga Telecom Corp as its President in June 1999. He was previously co-founder and President of Internet Interview, Inc. from which Saratoga acquired the telecom operational right in June 1999.
(3) Dividends would be paid on restricted common stock shares if dividends are declared and paid on the common stock of Saratoga in accordance with the Articles of Incorporation, as amended.
(4) The number and market value of aggregate restricted stock holdings awarded to Patrick F. Charles, Terrence K. Picken and Thomas Morsey held at October 31, 2000 were 2,304,762 shares and $126,762 for Mr. Charles, 2,279,762 shares and 126,762 for Mr. Picken and 25,000 shares and $1,375 for Mr. Morsey.
(5) The stock options listed in column (g) above were all exercisable at date of grant.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (Individual Grants)

                          Percent
                             of
                           Total
                          Options/
                Number     SARs
                  of      Granted
             Securities     to      Exercise              Market
             Underlying   Employees  Or Base             Price on
            Options/SARs  in Fiscal  Price   Expiration   Date of
   Name      Granted (#)    Year     ($/Sh)     Date       Grant
    (a)        (b)           (c)       (d)      (e)         (f)
------------------------------------------------------------------

Patrick F.    700,000       20.3%     $0.32   2/21/05
 Charles      150,000        4.4%     $0.16    5/3/05
Chief
 Executive
 Officer and
 Director

Terrence K.   700,000       20.3%     $0.32   2/21/05
 Picken       150,000        4.4%     $0.16    5/3/05
Executive
 Vice President
 and Director

Thomas S.     500,000        14.5%    $0.32   2/21/05
 Morsey       100,000         2.9%    $0.16    5/3/05
 President of
 Wholly-owned
 Subsidiary,
 Saratoga
 Business
 Development
 Corp
 and Director

Effective October 1, 1999, Saratoga signed Corporate Officer Employment Agreements (the "Agreements") with Patrick F. Charles and Terrence K. Picken. All significant provisions of the Agreements are identical. The Agreements are for a three year term and provide basic salary of $150,000 in the first year, $175,000 in the second year and $200,000 in the final year. The Agreements also provide for incentive bonuses based on pre-tax operating cash flow. A bonus of 5.0% will be paid on the first $250,000; 4.0% on the next $250,000; 3.0% on the next $250,000; 2.0% on the next $250,000 and 1.0% on pre-tax operating cash flow amounts over $1,000,000. The Agreements also provide that at the discretion of the officer, monthly amounts over $10,000 or any amount not paid when due may be paid in common shares of Saratoga based on the closing bid price at the time the officer gives notice. In the event Saratoga issues restricted common shares under this provision, the officer is entitled to receive additional shares based on a factor of up to a 40% discount of the closing bid price at the time the officer gives notice.

For common stock issued in non-monetary transactions involving marketability discounts Saratoga's policy is to account for marketability discounts in accordance with guidelines provided by published empirical studies and financial research on marketability discounts.

The Agreements provide that Patrick F. Charles and Terrence K. Picken may not be terminated for any reason unless Saratoga offers in writing to purchase all of their shares directly or beneficially owned at market price, as defined in the Agreements; pays in cash all amounts owing to the officer and; pays in cash an amount for a buy-out of the remainder of the Agreement at the rate of 50% of the regular salary.

The Agreements also require Saratoga to provide and pay for $1,000,000 and $500,000 life insurance on the lives of Patrick F. Charles and Terrence K. Picken, respectively, to be paid to their estates. In addition, the Agreements require Saratoga to provide death and disability benefits to Patrick F. Charles and Terrence K. Picken or their estates equivalent to six (6) months pay at the time of the death or disability. Saratoga is also required to pay an automobile allowance of $750 per month each plus automobile operating expenses. Saratoga has paid term life insurance premiums for the benefit of Patrick F. Charles and Terrence K. Picken in the annual amounts of $5,095 and $1,265 respectively.

In June 1999, Saratoga Telecom Corp entered into a three year Employment Agreement with Thomas S. Morsey as part of the Agreement for Sale and Purchase of Telecom Business Assets between Saratoga Telecom Corp and Internet Interview, Inc. The Employment Agreement provides a base salary of $5,000 per month, an incentive bonus to be determined by the Board of Directors, stock options to purchase up to 250,000 shares of the Company's common stock at $.10 per share, immediately exercisable with a term of five (5) years and a $500 per month auto allowance. Mr. Morsey, in June, 1999, received Warrants to purchase up to 500,000 shares of the Company's common stock at $0.10 per share, in connection with Saratoga's acquisition of operational rights to develop an Internet telecom technology from Internet Interview, Inc., of which Mr. Morsey was the former President and minority stockholder. The Warrants are exercisable at any time and expire June 15, 2004. None of the warrants have been exercised at this time.

Stock Options

During October 1998, Saratoga approved a Stock Option Plan ("the Plan"). A total of 8,000,000 shares are available for future grants to directors, officers, employees and consultants who are in a position to make significant contributions to the success of Saratoga.

The exercise price of each option will be determined by Saratoga's board of directors, in its discretion, at the time of grant. The vesting period and the expiration date shall not exceed ten years. No options granted, to officers and directors under the Plan have been exercised as of the date of this filing except for options on 250,000 shares exercised in January, 2000 by Harold A. Capozzi, one of Saratoga's non-employee directors..

Compensation of Directors

Beginning in fiscal year ended October 31, 1999, non-employee directors are paid $300 per Board of Directors meeting. The two outside directors were paid $1,800 each for the year ended October 31, 2000. In February 2000 each was granted options to purchase up to 200,000 shares of the Company's common stock at $0.32 per share under Saratoga's Stock Option Plan and in May 2000 each was granted options to purchase up to 50,000 shares of the Company's common stock at $0.16 per share under Saratoga's Stock Option Plan. Such options were exercisable immediately upon issue and expire within five years from date of grant. There currently are no standard arrangements whereby Saratoga's directors are compensated for committee participation or special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This table describes the ownership of Saratoga's outstanding common stock by (i) each of the Company's Officers and Directors; (ii) each person who is known by Saratoga to own more than 5% of Saratoga's outstanding common stock; and (iii) all of Saratoga's Officers and Directors as a group:

 Title of         Name of Beneficial            Amount and Nature      Percent
  Class             Owner                      of Beneficial Owner    of Class

Common            Patrick F Charles               6,233,262 (a)         8.97%
Stock             8756-122nd Avenue NE
                  Kirkland, WA 98033

Common            Terrence K. Picken              6,188,262 (b)         8.90%
Stock             8756-122nd Avenue NE
                  Kirkland, WA 98033

Common            Thomas S. Morsey                    5,000              .01%
Stock             2500 E Hallandale
                  Beach Blvd. Ste #210
                  Hallandale, FL 33009

Common            Samuel H. Eisenberg               200,000              .29%
Stock             6 Lake Street
                  Monroe, NY 10950

Common            Harold P. Capozzi                 262,500              .38%
Stock             595 Howe St. Ste #308
                  Vancouver BC V6C 2T5

Common            International Internet          5,000,000  (c)        7.20%
Stock             Petroleum & Tire
                  Distributors Corp
                  8756-122nd Avenue NE
                  Kirkland, WA 98033

Stock             All Officers and Directors     12,889,024            18.55%
                  as group (5 persons)

(a) Includes 1,775,000 shares held by PDDE, LLC a State of Washington limited liability company formed in February 1998 of which Patrick F. Charles is Managing Member and owns controlling interest and 1,373,500 shares held by Coast Northwest Management, LLC a State of Washington Limited Liability
      Company formed in February 1998 of which Patrick F. Charles is a co-Managing Member and owns a 50% interest.

(b) Includes 2,250,000 shares held by United West Holdings LLC, a State of Washington limited liability company formed in February 1998 of which Terrence K. Picken is Managing Member and owns controlling interest, 1,510,000 shares held by TKY Holdings LLC, a State of Washington limited liability company formed in February 1998 of which Terrence K. Picken is Managing Member and owns controlling interest, and 1,473,500 shares held by Coast Northwest Management LLC, a State of Washington limited liability company formed in February 1998 of which Terrence K. Picken is a co-Managing Member and owns a 50% interest.

(c) International Internet Petroleum & Tire Distributors Corp. ("IIPT") was a wholly-owned subsidiary of the Company which was formed in March 1999 and the shares of which were distributed to the shareholders of Saratoga in a spin-off transaction effective March 19, 1999. Patrick F. Charles is President, CEO and a Director of IIPT and beneficially owns 24.7% of IIPT's outstanding common stock. Terrence K. Picken is Executive Vice-President and Director of IIPT and beneficially owns 23.2% of IIPT's outstanding common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Coast Northwest Inc. provided substantially all of Saratoga's corporate administrative services since inception of Saratoga's development stage activities for which Saratoga paid to Coast Northwest Inc. $96,373 and $162,500 for the years ended October 31, 1999 and 2000 respectively. At October 31, 1999 and October 31, 2000 Saratoga owed an additional $1,127 and $10,100 respectively to Coast Northwest Inc. for administrative support services. Saratoga's President, Patrick F. Charles and Executive Vice-President, Terrence K. Picken, collectively own controlling interest in Coast Northwest Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit
Number                                                        Description **
------                                                        --------------

     2*                               Agreement and Plan of Merger dated
                                      July 24, 1998 between Knightsbridge and
                                      Western Oil & Tire Distributors Inc.

     2.1* Share Exchange Agreement dated as of February 2, 2000 by and between Saratoga International Holdings Corp. and Virtual Media Group Inc.

     3.1*                             Articles of Incorporation, as amended
                                      for Parent Company, Saratoga
                                      International Holdings Corp.

     3.2* Articles of Incorporation, as amended for Subsidiary, Saratoga Telecom Corp.

     3.3*                             By-Laws for Parent Company, Saratoga
                                      International Holdings Corp.

     3.4*                             By-Laws for Subsidiary, Saratoga Telecom
                                      Corp.

     4*                               Specimen Stock Certificate

     5*                               $276,000 Note Purchase Agreement dated
                                      October 30, 1999

     10.1*                            Teleglobe Agreement dated August 18, 1999

     10.2* Agreement for Sale and Purchase of Telecom Business Assets dated June 15, 1999 between Saratoga Telecom Corp. and Internet Interview Inc.

     10.3* Corporate Officer Employment Agreements with Patrick F. Charles and Terrence K. Picken, each dated October 1, 1999

     10.4* Warrant Agreement between Saratoga International holdings Corp. and Tom Morsey, President of Saratoga Telecom Corp. dated June 16, 1999

     10.5*                            Stock Option Plan

     21*                              Subsidiary of the Registrant

     27                               Financial Data Schedule

** Summaries of all Exhibits contained within this Registration Statement are modified in their entirety by reference to these Exhibits.

* Exhibits were previously filed.

(b) REPORTS ON FORM 8-K

On October 6, 2000, the registrant filed a Form 8-K reporting the acquisition of Access World Wireless Services, Inc. and Access World Telcom & Technologies, Inc. effective September 21, 2000. Financial statements of these acquired companies have not been prepared or filed because of the unavailability of the necessary records. These companies are being disposed of and the disposal is reflected in the financial statements included in this Form 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Saratoga International Holdings Corp has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  February 13, 2001.

SARATOGA INTERNATIONAL HOLDINGS CORP.

By: /s/ Patrick F. Charles

------------------------------------------
Patrick. F. Charles
CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Title                            Date

-----------------------
 /s/ Patrick F. Charles       CEO, President and Director      February 13,2001


-----------------------
/s/ Terrence K. Picken        Executive Vice President         February 13, 2001
                              Principal Financial Officer
                              Principal Accounting Officer
                              and Director

-----------------------
                              Director                          February 13,2001


-----------------------
/s/ Harold Peter Capozzi      Director                          February 13,2001


-----------------------
/s/Thomas S. Morsey           Director                          February 13,2001