Form 10QSB
period 2001-01-31
SARATOGA INTERNATIONAL HOLDINGS CORP
filed 2001-03-16
CIK 1092915

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   Form  10-QSB
                             Quarterly  Report  Under
                       the  Securities  Exchange  Act  of  1934
                        For  Quarter  Ended:  January  31,  2001
                         Commission  File  Number:0-29081
                      SARATOGA  INTERNATIONAL  HOLDINGS  CORP.
        (Exact  name  of  small  business  issuer  as  specified in its charter)
                                     Nevada
         (State  or  other  jurisdiction  of  incorporation  or  organization)
                                   98-0169082
                        (IRS  Employer  Identification  No.)
                              8756  122nd  Avenue  NE
                              Kirkland,  Washington
                    (Address  of  principal  executive  offices)
                                      98033
                                   (Zip  Code)
                                 (425)  827-7817
                           (Issuer's  Telephone  Number)
               -------------------------------------------------
              (Former  name,  former  address  and  former  fiscal  year, if  changed  last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

 Yes      No

  X
-------  ------

The number of shares of the registrant's only class of common stock issued and outstanding, as of January 31, 2001, was 110,731,489 shares.

                                TABLE  OF  CONTENTS

PART  I.   FINANCIAL  INFORMATION

Item  1.   FINANCIAL  STATEMENTS                                2
Item  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
           PLAN  OF  OPERATIONS                                 2

PART  II.  OTHER  INFORMATION                                  12

Item  1.   Legal  Proceedings                                  12
Item  2.   Changes  In  Securities  and  Use  of  Proceeds     12
Item  3.   Defaults  Upon  Senior  Securities                  14
Item  4.   Submission  of  Matters  to  a  Vote  of
           Security  Holders                                   14
Item  5.   Other  Information                                  14
Item  6.   Exhibits  and  Reports  on  Form  8-K               14

SIGNATURES                                                     15

                          PART  I.  FINANCIAL  INFORMATION

Item  1.  FINANCIAL  STATEMENTS.

The  financial  statements  are  attached  hereto.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

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

Saratoga Telecom's business development plan includes a strategy of identifying niche market opportunities in the prepaid phone card industry and developing competitively priced calling service products unique to such niche markets. Under this niche market strategy, Saratoga has recently developed a prepaid calling card featuring a Lenticular technology and a calling card targeted at the Maritime transportation industry.

During the fiscal quarter ended January 31, 2001 Saratoga Telecom launched its new Lenticular prepaid long distance phone card which captures up to 5 seconds of sequential motion video frames applied to the card's flat surface using Kodak's Digital Imaging Rodamotion technology. Saratoga Telecom entered into a joint venture agreement with General Media, Inc. the parent company to Penthouse magazine whereby Penthouse provided images for the Lenticular card's initial debut.

Pending positive acceptance of the Lenticular technology by the prepaid phone card market, Saratoga Telecom plans to expand its target market to other action oriented theme groups such as the NBA, the NFL, the NHL, the PGA, the Professional Tennis Association, NASCAR, the NRA, MLB and the WWF.

Saratoga Telecom has also recently hired sales personnel and commenced sales of its prepaid calling card product targeted at the Maritime transportation industry. Pending positive results from initial sales and marketing efforts underway, Saratoga Telecom plans to expand its activity in this niche market.

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

Saratoga has also concentrated its business and sales operations under one management team, in its Florida office. To date, Saratoga's current business development activities have consisted primarily of acquiring the Internet telecom operational right of Internet Interview Inc., assembling a management team, raising capital and initiating the implementation of its business development plan.

Since inception of Saratoga's development stage activities in December 1997 to January 31, 2001, Saratoga's net losses have totaled approximately $7,844,000 of which approximately $1,147,000 is attributable to the tire and petroleum business ("WOTD") which was spun-off to shareholders during March, 1999. These net losses have been funded primarily with the proceeds from the private sales of the Company's convertible debt and equity securities as well as with the issuance of its common stock in exchange for services.

Saratoga has raised approximately $4,269,000 of operating capital since inception of its business development activities in December 1997 through January 31, 2001 and plans to continue its efforts to raise additional operating capital through various financing methods including private placements of its equity securities. Funding of future operations is dependent on management's ability to raise additional capital.

o        Research  &  Development

Other than developing, updating and expanding Saratoga Telecom's Web Site and Internet software to facilitate sales of its prepaid long distance virtual calling card, Saratoga does not intend to undertake any activities that may be characterized as research and development until sufficient funding is available from future operations or financings by Saratoga. Saratoga has not incurred any research and development expenses since its inception.

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

                              FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

Consolidated  Balance  Sheet  as  of
January  31,  2001  (unaudited)                              6

Consolidated  Statements  of  Operations  for  the
three  months  ended January  31,  2000  and  2001
and  the  Cumulative  Period  During  the
Development  Stage  from  December  1,  1997
(Inception)  through January  31,  2001  (unaudited)         7

Consolidated  Statements  of  Cash  Flows  for
the  three  months  ended January  31,  2000  and
2001  and  the  Cumulative  Period  During  the
Development  Stage  from  December  1,  1997
(Inception)  through January  31,  2001  (unaudited)         8

Notes  to  Consolidated Financial Statements (unaudited)    10


                 SARATOGA  INTERNATIONAL HOLDINGS  CORP. AND SUBSIDIARY
                             (A Development Stage Company)
                               CONSOLIDATED BALANCE SHEET
                                      (unaudited)




ASSETS
                                                                            January 31
                                                                           ------------
                                                                               2001
                                                                           ------------
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   174,383
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .       15,271
   Deferred PIN cost. . . . . . . . . . . . . . . . . . . . . . . . . . .       35,719
   Prepaid expense and other current assets . . . . . . . . . . . . . . .       31,829
                                                                           ------------
      TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . .      257,202

PROPERTY AND EQUIPMENT - at cost, net . . . . . . . . . . . . . . . . . .       37,919
INTANGIBLE ASSET, net . . . . . . . . . . . . . . . . . . . . . . . . . .       77,568
                                                                           ------------
                                                                           $   372,689
                                                                           ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Loans payable - shareholders and officers. . . . . . . . . . . . . . .  $   159,533
   Deferred PIN revenue . . . . . . . . . . . . . . . . . . . . . . . . .       22,902
   Accrued expenses and other current liabilities . . . . . . . . . . . .      213,090
   Accrued payables for discontinued operations . . . . . . . . . . . . .       11,050
                                                                           ------------
      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . .      406,575
                                                                           ------------

LONG TERM LIABILITIES:
   Convertible debentures payable . . . . . . . . . . . . . . . . . . . .      913,632
                                                                           ------------
      TOTAL LONG TERM LIABILITIES . . . . . . . . . . . . . . . . . . . .      913,632
                                                                           ------------

COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . .            -

SHAREHOLDERS' DEFICIENCY:
   8% cumulative convertible redeemable preferred stock, $.001 par value,
      50,000,000 authorized, 251,828 shares, issued and outstanding,
         liquidating preference of $1 . . . . . . . . . . . . . . . . . .      251,828
   Common stock, par value $0.001, 200,000,000 authorized
     110,731,489 issued and outstanding . . . . . . . . . . . . . . . . .      110,731
   Additional paid in capital . . . . . . . . . . . . . . . . . . . . . .    6,794,049
   Deficit accumulated during the development stage . . . . . . . . . . .   (8,104,126)
                                                                           ------------
      TOTAL SHAREHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . . .     (947,518)
                                                                           ------------
                                                                           $   372,689
                                                                           ============




               See notes to the consolidated financial statements


                      SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)



                                                                                    Cumulative
                                                                                    During the
                                                                                   Development
                                                                                      Stage
                                                   Three Months    Three Months    (December 1,
                                                      Ended           Ended          1997 to
                                                   January 31,     January 31,     January 31,
                                                       2000            2001           2001)
                                                  --------------  --------------  --------------
NET SALES. . . . . . . . . . . . . . . . . . . .  $       6,671   $      87,936   $     191,125

COST OF SALES. . . . . . . . . . . . . . . . . .          4,798          91,375         195,520
                                                  --------------  --------------  --------------

GROSS PROFIT (LOSS). . . . . . . . . . . . . . .          1,873          (3,439)         (4,395)

OPERATING EXPENSES:
   General & administrative expenses . . . . . .        392,131         368,438       3,608,368
   Loss on impairment of investments . . . . . .              -               -         305,500
                                                  --------------  --------------  --------------
      TOTAL OPERATING EXPENSES . . . . . . . . .        392,131         368,438       3,913,868
                                                  --------------  --------------  --------------

LOSS FROM OPERATIONS . . . . . . . . . . . . . .       (390,258)       (371,877)     (3,918,263)
                                                  --------------  --------------  --------------

OTHER INCOME (EXPENSE):
   Write-off of terminated acquisition costs . .              -               -         (99,043)
   Expenses of reverse merger. . . . . . . . . .              -               -         (78,816)
   Interest expense. . . . . . . . . . . . . . .       (122,040)       (378,573)     (1,900,119)
   Forgiveness of note payable . . . . . . . . .              -               -          50,000
   Other income. . . . . . . . . . . . . . . . .              -               -          59,171
                                                  --------------  --------------  --------------
      NET OTHER EXPENSES . . . . . . . . . . . .       (122,040)       (378,573)     (1,968,807)
                                                  --------------  --------------  --------------

LOSS FROM CONTINUING OPERATIONS. . . . . . . . .       (512,298)       (750,450)     (5,887,070)

DISCONTINUED OPERATIONS:
    Loss from discontinued operations. . . . . .              -               -        (989,809)
    Loss on disposal of discontinued operations.              -               -        (967,173)
                                                  --------------  --------------  --------------
LOSS FROM DISCONTINUED OPERATIONS. . . . . . . .              -               -      (1,956,982)
                                                  --------------  --------------  --------------
NET LOSS . . . . . . . . . . . . . . . . . . . .       (512,298)       (750,450)     (7,844,052)

LESS:
CUMULATIVE PREFERRED STOCK DIVIDEND. . . . . . .          7,555           5,439          46,538
                                                  --------------  --------------  --------------

NET LOSS TO COMMON SHARES. . . . . . . . . . . .  $    (519,853)  $    (755,889)  $  (7,890,590)
                                                  ==============  ==============  ==============

LOSS PER COMMON SHARE, BASIC AND DILUTED:
  FROM CONTINUING OPERATIONS . . . . . . . . . .  $       (0.01)  $       (0.01)  $       (0.13)
  FROM DISCONTINUED OPERATIONS . . . . . . . . .  $           -   $           -   $       (0.05)
                                                  --------------  --------------  --------------
TOTAL LOSS PER COMMON SHARE, BASIC AND DILUTED .  $       (0.01)  $       (0.01)  $       (0.18)
                                                  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING, BASIC AND DILUTED. . . . .     53,643,031      88,127,413      43,382,056
                                                  ==============  ==============  ==============



                See notes to the consolidated financial statements


                                    SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                                               (A Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)


                                                                                                           Cumulative
                                                                                                           During the
                                                                                                           Development
                                                                                                              Stage
                                                                  Three Months        Three Months      (December 1, 1997
                                                                     Ended               Ended                 to
                                                                January 31, 2000    January 31, 2001    January 31, 2001)
                                                               ------------------  ------------------  -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $        (512,298)  $        (750,450)  $       (7,844,052)
    Adjustment to reconcile net loss to
       net cash used in operations:
          Loss on impairment of investments . . . . . . . . .                  -                   -              305,500
          Forgiveness of note payable . . . . . . . . . . . .                  -                   -              (50,000)
          Issuance of options and warrants for services . . .                  -                   -              216,866
          Issuance of common stock for service. . . . . . . .             16,880              57,500              552,448
          Issuance of common stock as a donation. . . . . . .                  -                   -                3,100
          Issuance of common stock for debt issue cost. . . .                  -                   -               50,800
         Write-off of investment in discontinued operation. .                  -                   -              911,886
         Depreciation . . . . . . . . . . . . . . . . . . . .              1,286               3,644               14,953
         Amortization . . . . . . . . . . . . . . . . . . . .             12,783              12,783              196,848
         Interest expense from beneficial conversion features             60,690             378,573            1,659,338
         Interest expense from convertible debentures
             exchanged for common stock . . . . . . . . . . .                  -                   -              112,643
          Interest expense from loan discount . . . . . . . .                  -                   -               76,000
    Changes in assets and liabilities:
       Deferred financing cost. . . . . . . . . . . . . . . .             24,175                   -                    -
       Accounts receivable. . . . . . . . . . . . . . . . . .            (10,671)             (8,948)             (15,271)
       Deferred PIN cost. . . . . . . . . . . . . . . . . . .            (23,890)             (3,052)             (35,719)
       Prepaid expense and other current assets . . . . . . .             17,596              24,020              (31,830)
       Intangible assets. . . . . . . . . . . . . . . . . . .                  -             (36,750)             (36,750)
       Deferred PIN revenue . . . . . . . . . . . . . . . . .                  -               8,655               22,902
       Accrued expenses and other current liabilities
            including discontinued operations . . . . . . . .             54,673            (354,846)             260,630
                                                               ------------------  ------------------  -------------------
 NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . .           (358,776)           (668,871)          (3,629,708)
                                                               ------------------  ------------------  -------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures. . . . . . . . . . . . . . . . . . .            (21,376)             (7,708)             (52,872)
                                                               ------------------  ------------------  -------------------
 NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . .            (21,376)             (7,708)             (52,872)
                                                               ------------------  ------------------  -------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans payable - shareholders and officers . . . . . . . .             43,211              81,233              109,533
    Proceeds from notes payable . . . . . . . . . . . . . . .                  -                   -              200,000
    Repayment of notes payable. . . . . . . . . . . . . . . .           (101,837)                  -             (276,000)
    Proceeds from long term debt. . . . . . . . . . . . . . .                  -                   -              461,122
    Repayment of long term debt . . . . . . . . . . . . . . .                  -                   -              (83,380)
    Proceeds from convertible debentures. . . . . . . . . . .            160,000             600,000            3,383,000
    Debt issue costs. . . . . . . . . . . . . . . . . . . . .                  -                   -             (163,300)
    Proceeds from collection of stock subscription receivable             25,000                   -               25,000
    Proceeds from issuance of common stock. . . . . . . . . .             85,000                   -              200,000
                                                               ------------------  ------------------  -------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . .            211,374             681,233            3,855,975
                                                               ------------------  ------------------  -------------------
 NET (DECREASE) INCREASE IN CASH. . . . . . . . . . . . . . .           (168,778)            465,400             (173,395)
 CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .            241,589             169,729                  988
                                                               ------------------  ------------------  -------------------
 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . .  $          72,811   $         174,383   $         (174,383)
                                                               ==================  ==================  ===================


                See notes to the consolidated financial statements


                                     SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (unaudited)


                                                                                                              Cumulative
                                                                                                              During the
                                                                                                              Development
                                                                                                                 Stage
                                                                      Three Months       Three Months      (December 1, 1997
                                                                          Ended              Ended                to
                                                                    January 31, 2000   January 31, 2001    January 31, 2001)
                                                                    -----------------  -----------------  -------------------
 Supplemental Disclosure of Cash Flow Information

 Cash paid during the period:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               -  $               -  $           100,113
                                                                    =================  =================  ===================
    Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . .  $               -  $               -  $                 -
                                                                    =================  =================  ===================

 Supplemental Disclosure of Non-Cash Flow
 Investing and Financing Activities

 Issuance of common stock from reverse acquisition . . . . . . . .  $               -  $               -  $            12,527
                                                                    =================  =================  ===================
 Issuance of common stock for stock subscription receivable. . . .  $               -  $               -  $            25,000
                                                                    =================  =================  ===================
 Issuance of common stock from conversion of debentures. . . . . .  $         160,000  $         356,369  $         2,569,369
                                                                    =================  =================  ===================
 Issuance of common stock in connection with a spin-off of Western  $               -  $               -  $           250,000
                                                                    =================  =================  ===================
 Issuance of common stock in connection with purchase of Virtual .  $               -  $               -  $           264,961
                                                                    =================  =================  ===================
 Issuance of common stock in connection with purchase of
      Access Wireless and Access Telcom. . . . . . . . . . . . . .  $               -  $               -  $           646,925
                                                                    =================  =================  ===================
 Issuance of common stock in connection with purchase of
      Processing Plus, Inc . . . . . . . . . . . . . . . . . . . .  $               -  $          23,000  $            23,000
                                                                    =================  =================  ===================
 Issuance of common stock to redeem 8% cumulative convertible
     redeemable preferred stock. . . . . . . . . . . . . . . . . .  $               -  $               -  $           125,914
                                                                    =================  =================  ===================
 Issuance of common stock as dividends for 8% cumulative
     convertible redeemable preferred stock. . . . . . . . . . . .  $               -  $               -  $            10,073
                                                                    =================  =================  ===================
 Issuance of 8% cumulative convertible redeemable preferred stock
    for notes payable. . . . . . . . . . . . . . . . . . . . . . .  $               -  $               -  $           377,742
                                                                    =================  =================  ===================



                See notes to the consolidated financial statements

             SARATOGA  INTERNATIONAL  HOLDINGS  CORP.  AND  SUBSIDIARY
                          (A  Development  Stage  Company)
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 January  31,  2001
                                    (unaudited)

1.   BASIS  OF  PRESENTATION

The accompanying consolidated balance sheet of Saratoga International Holdings Corp and subsidiary (A Development Stage Company) at January 31, 2001, and the consolidated statements of operations for the three months ended January 31, 2000 and 2001 and the cumulative period during the development stage from December 1, 1997 (Inception) through January 31, 2001 and the consolidated statements of cash flows for three months ended January 31, 2000 and 2001 and the cumulative period during the development stage from December 1, 1997 (Inception) through January 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 2000.

Operating results for the three months ended January 31, 2001, are not necessarily indicative of the results that can be expected for the year ending October 31, 2001.

2.   SHAREHOLDERS'  EQUITY

Common  Stock  Issuances

Shares of common stock of Saratoga issued in the period November 1, 2000 through January 31, 2001 are as summarized as follows:

                                                   Average          Number
                                                     Per              Of
                               Transaction          Share           Shares
   Date       Description          Value           Valuation        Issued
---------  -----------------  ---------------  ----------------  ---------------
12/00-1/01  Issued
            for  services       $   57,500         $    0.012       4,850,000

11/00-1/01  Issued  for
            conversion         $   356,369         $    0.010      35,414,485
            of  Debentures
            (See  Note  3)

1/01        Issued  for
            acquisition  of     $   23,000         $    0.023       1,000,000
            Processing  Plus
            (See  Note  4)

The "Per Share Valuation" set forth above is based on the recorded value of the transaction divided by the number of shares issued as consideration for each transaction.

3.     CONVERTIBLE  DEBENTURES  PAYABLE

Prior to its acquisition by Saratoga in September 2000, Access World Telcom & Technologies, Inc. ("Access Telcom") issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due September 18, 2002 to three non-related parties in a private placement. Saratoga assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Access Telcom. The Access Telcom Series A Debenture is convertible into Saratoga common stock at a conversion price of 63.6% of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. At October 31, 2000, $750,000 of this $1,000,000 Debenture had been collected and the remaining $250,000 was collected in November 2000. During the three months ended January 31, 2001 $356,369 of this debenture was converted into 35,414,485 shares of common stock at an average price of $.01 per share. In connection with the assumption of the Debenture, Saratoga recorded $142,857 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected during the three months ended January 31, 2001. Additionally, the terms of the debenture were amended so that debenture interest and fees are converted into stock. This amendment changes the conversion discount and increases the beneficial conversion feature by $85,716. These amounts are charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the three months ended January 31, 2001, $228,573 was charged to interest expense in connection with this Debenture.

Prior to its acquisition by Saratoga in January 2001, Processing Plus, Inc. issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due December 27, 2002 to three non-related parties in a private placement. Saratoga assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Processing Plus. The Series A Debenture is convertible into Saratoga common stock at a conversion price of 70% of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. At January 31, 2001, $350,000 of this $1,000,000 Debenture was collected, and none of this Debenture was converted into shares of common stock. In connection with the assumption of the Debenture, Saratoga recorded $150,000 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected at January 31, 2001. This amount is charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the three months ended
January 31, 2001, $150,000 was charged to interest expense in connection with this Debenture.

4.     ACQUISITION  OF  PROCESSING  PLUS,  INC.

Effective January 2, 2001, Saratoga acquired all of the outstanding common stock of Processing Plus, Inc., a Florida corporation. In exchange, Saratoga issued 1,000,000 shares of its common stock, valued at $0.023 per share or $23,000 based on the average closing bid price for three days before and after the acquisition agreement. Processing Plus was formed in 1983 and has been owned and operated by Gene Retske. Processing provides professional business consulting services to telecommunications clients. In addition, Saratoga granted 500,000 common share warrants exercisable at $0.05 per share. The warrants expire within five years of the date granted. The warrants were granted to the shareholders of Processing and vest 33 1/3% annually over a three year period contingent upon and subject to the continued employment of the former controlling shareholder. Saratoga also assumed Processing's 8% convertible debenture obligation of $1,000,000 and related debenture subscriptions receivable.

The acquisition was recorded using the purchase method of accounting on the effective date. The recorded amounts are summarized in the following table:

     Purchase  price                                  $23,000
     Liabilities  of  Processing  Plus  assumed        37,000
     Less:  fair  market  value  of  assets  acquired       -
                                                    ---------
     Goodwill                                         $60,000
                                                     =========
It is anticipated that Processing Plus will be merged into Saratoga and liquidated.


                            PART  II  OTHER  INFORMATION

Item  1.  Legal  Proceedings

There are presently no material pending legal proceedings to which the Company is a party to, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item  2.  Changes  In  Securities  and  Use  of  Proceeds

In December 2000, Saratoga issued 750,000 shares of common stock valued at $.02 per share to employees for services. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In December 2000, Saratoga issued 100,000 shares of common stock valued at $.01 per share to a consultant for services. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Prior to its acquisition by Saratoga in September 2000, Access World Telcom & Technologies, Inc. ("Access Telcom") issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due September 18, 2002 to three non-related parties in a private placement. Saratoga assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Access Telcom. The Series A Debenture and the shares into which it are to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series A Debenture is convertible into Saratoga common stock at a conversion price of 63.6% of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. At October 31, 2000, $750,000 of this $1,000,000 Debenture had been collected and the remaining $250,000 was collected in November 2000. During the three months ended January 31, 2001 $356,369 of this debenture was converted into 35,414,485 shares of common stock at an average price of $.01 per share. In connection with the assumption of the Debenture, Saratoga recorded $142,857 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected during the three months ended January 31, 2001. Additionally, the terms of the debenture were amended so that debenture interest and fees are converted into stock. This amendment changes the conversion discount and increases the beneficial conversion feature by $85,716. These amounts are charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the three months ended January 31, 2001, $228,573 was charged to interest expense in connection with this Debenture.

In January 2001, Saratoga issued 4,000,000 shares of common stock valued at $.01 per share to officers for services under provisions of employment agreements with the officers. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In January 2001, Saratoga acquired all of the outstanding common stock of Processing Plus, Inc., a Florida corporation. In exchange, Saratoga issued 1,000,000 shares of its common stock, valued at $0.023 per share or $23,000 based on the average closing price for three days before and after the acquisition agreement. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. In addition, Saratoga granted 500,000 common share warrants exercisable at $0.05 per share. The warrants expire within five years of the date granted. The warrants were granted to the shareholders of Processing and vest 33 1/3% annually over a three year period contingent upon and subject to the continued employment of the former controlling shareholder.

Prior to its acquisition by Saratoga in January 2001, Processing Plus issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible
Redeemable Debenture due December 27, 2002 to three non-related parties in a private placement. Saratoga assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Processing Plus. The Series A Debenture and the shares into which it are to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series A Debenture is convertible into Saratoga common stock at a conversion price of 70% of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. At January 31, 2001, $350,000 of this $1,000,000 Debenture has been collected. At January 31, 2001, none of this Debenture has been converted into shares of common stock. In connection with the assumption of the Debenture, Saratoga recorded $150,000 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected at January 31, 2001. This amount is charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the three months ended January 31, 2001, $150,000 was charged to interest expense in connection with this Debenture.

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

Item  5.  Other  Information

This  Item  is  not  applicable  to  the  Company  at  this  time.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits:

     Exhibit 2.5 - Share Exchange Agreement dated January 2, 2001 by and between Saratoga International Holdings Corp and Processing Plus, Inc.

     Exhibit 4.1 - Debenture - Access World Telcom & Technologies, Inc. ("Access Telcom") $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due September 11, 2002. Assumed by Saratoga International Holdings Corp under $1,000,000, 8% Series S Senior Subordinated Convertible Redeemable Debentures due September 25, 2002. Securities Subscription Agreement, dated September 11, 2000 between Access World Telcom & Technologies, Inc. and Buyer. Assignment and Assumption Agreement dated September 25, 2000 between Access World Telcom & Technologies, Inc. and Saratoga International Holdings Corp.

     Exhibit 4.2 - Debenture - Processing Plus, Inc. $1,000,000, 8% Series A Senior Subordinated Convertible Redeemable Debentures due December 28, 2002. Assumed by Saratoga International Holdings Corp under $1,000,000, 8% Series SPB Senior Subordinated Convertible Redeemable Debentures due January 5, 2003. Securities Subscription Agreement, dated December 28, 2000 between Processing Plus, Inc. and Buyer. Assignment and Assumption Agreement dated January 5, 2001 between Processing Plus, Inc. and Saratoga International Holdings Corp.

(b)  Reports  on  Form  8-K:

     There were no reports filed on Form 8-K during the three months ended January 31, 2001.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March  16,  2001.

                                    SARATOGA  INTERNATIONAL  HOLDINGS  CORP.

                                    By:  /s/  Patrick  F.  Charles

                                    ------------------------------------------
                                    Patrick  F.  Charles
                                    CEO,  President  and  Director