Form 10QSB
period 2001-04-30
SARATOGA INTERNATIONAL HOLDINGS CORP
filed 2001-06-19
CIK 1092915

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: April 30, 2001

                         Commission File Number: 0-29081

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of April 30, 2001, was 121,538,503 shares.

Effective April 10, 2001 Saratoga had a reverse split of its common stock whereby the holders of issued and outstanding common shares, common share warrants and common share options were entitled to one share for each two shares (including share equivalents) held. All share amounts presented herein are after the reverse stock split. Also, at that same time Saratoga's trading symbol on the OTC Bulletin Board was changed from SHCC to STGA.

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

o        Plan  of  Operations

Since inception of Saratoga's development stage activities in December 1997 to April 30, 2001, Saratoga's net losses have totaled approximately $8,798,000 of which approximately $1,147,000 is attributable to the tire and petroleum business ("WOTD"), which was spun-off to shareholders during March 1999. These net losses have been funded primarily with the proceeds from the private sales of the Company's convertible debt and equity securities as well as with the issuance of its common stock in exchange for services. Approximately $2,000,000 of the net loss is from interest expense related to the beneficial conversion feature of the convertible debentures.

Saratoga has raised approximately $4,720,000 of operating capital since inception of its business development activities in December 1997 through April 30, 2001 and plans to continue its efforts to raise additional operating capital through various financing methods including private placements of its equity securities. Funding of future operations is dependent on management's ability to raise additional capital.

Historical Plan

Saratoga's initial business strategy was based on a plan of acquiring and consolidating existing businesses ("Roll-up Strategy"). In March 1999 Saratoga's Roll-up Strategy was focused at the e-commerce industry. Saratoga through its subsidiary, Saratoga Telecom entered the e-commerce business in June 1999 by acquiring the right to develop a technology to market prepaid long distance telephone calling service via the internet.

Saratoga Telecom Corp

Initially, the business development plan for Saratoga Telecom was based on marketing and selling virtual prepaid long distance telephone calling service over the Internet targeted at potential customers who originate calls from foreign countries to the United States and to other foreign countries. The business development plan for Saratoga Telecom was updated to include targeting sales of prepaid long distance telephone calling service over the Internet for calls originating in the United States to foreign countries and for long distance calls originating and terminating within the United States as well as calls originating in foreign countries to the United States and to other foreign countries. Saratoga Telecom's marketing plan was also expanded to include targeting sales of prepaid long distance service hard cards principally targeting niche markets in the United States.

Saratoga Telecom completed the development of a web site (www.TalkIsCheapCard.com) for customers to place an order for a prepaid virtual calling card, and completed the development of software technology which enables it to electronically acquire units of prepaid long distance calling service from its suppliers, to store such units until they are sold, to accept and process prepaid credit card sales, and to distribute such units to Saratoga Telecom's customers.

Virtual Media Group

In February 2000, Saratoga acquired Virtual Media Group, Inc. Virtual's business development plan was based on providing e-commerce solutions for the Internet. Virtual provided technological services to its customers including website development and hosting, database development, digital virtual tour technology and multi media services including CD ROM's.

The operations of Virtual Media were discontinued effective August 31, 2000. The growth of revenues from the operation of Virtual following its acquisition by Saratoga did not materialize as expected and operating losses were greater than forecast. The prospects for future growth with reasonable profit margins in web-site design and internet marketing services within Virtual's regional marketing area were severely dampened by the proliferation of competitors entering into this market.

Access World

In September  2000,  Saratoga  acquired  Access World  Wireless  Services,  Inc.
("Wireless") and Access World Telcom & Technologies, Inc. ("Telcom") in a composite business transaction.

The Access World companies were acquired to advance Saratoga's presence in the telecommunications service business. Access Wireless owned an operating system with points of presence in several significant locations.

Access Wireless also had plans to expand beyond the prepaid phone card business by providing other foreign and domestic customers with service over its operating system.

However, revenues from customer service over Access Wireless' operating system did not materialize as expected. Due to less than favorable rates under a prior contract with an underlying service provider, the cost of providing service over the Access Wireless system and related operating losses were far beyond initial expectations. Prospects for Access Wireless' future indicated continuing operating losses and a need for a greater investment of capital with little or no assurance of recovery of capital investment in Access Wireless or a return on such investment commensurate with the risk of investment. Therefore, the operations of Access Wireless were discontinued effective February 2, 2001. Service to active customers was transferred to another privately owned reseller.

Management is currently evaluating Saratoga's history in the prepaid phone card segment of the telecommunications industry. In general, industry wide, the prepaid phone card business has been highly competitive and operating results have been negative.

Saratoga Telecom is currently seeking business opportunities in the telecommunications industry targeted at product lines other than the prepaid calling card business to broaden its business base and to further its goal toward developing revenues and future profitability.

The following is a summary of Saratoga's plan to refocus its business plan at the financial credit and insurance services industry and spin-off Saratoga Telecom Corp and its business development plan targeted at the telecommunications industry.

Change in Industry Focus

Saratoga announced on June 19, 2001 that it entered into an Agreement and Plan of Merger with Agents Wanted.Net, Inc. dba Fortune Credit & Insurance Inc. ("Fortune"). Subject to the satisfaction of various conditions contained in the Agreement, including due diligence reviews satisfactory to each of the parties, the shareholders of Fortune shall exchange all of their shares of Fortune for shares to be issued by Saratoga entitling the Fortune shareholders to a majority interest upon closing.

Subject to closing this Agreement with Fortune, the business plan of Fortune will become the business plan of Saratoga. Fortune's business development plan is based on initially serving two distinct market niches within the financial services industry; as a reseller of globally accepted secured credit card service targeted at foreign nationals employed by the maritime industry on ships calling on USA port cities, and, marketing of higher yield insurance annuity products targeted at individuals currently holding lower yielding forms of investment products, e.g. whole life policies.

Further information regarding Fortune will be published subject to and following closing of the Agreement with Saratoga, which is scheduled for July 6, 2001 unless terminated or extended by the parties.

In contemplation of changing Saratoga's industry focus, and subject to satisfaction of various conditions contained in the Agreement with Fortune, the Board of Directors of Saratoga has approved the following corporate reorganization and recapitalization transactions.

Reverse  Stock Split
Saratoga will affect a 1 to 45 common stock reverse stock split effective for shareholders of record 5:00 p.m. PDT, Tuesday, July 3, 2001("Record Date").

Issuance of Warrants
Saratoga shall issue its Series "A" common stock purchase warrants to its shareholders of record as of 5:00 p.m. PDT, Tuesday, July 3, 2001. One common stock warrant shall be issued for each 30 Saratoga shares owned at the Record Date prior to the effect of the Reverse Stock Split. Each Saratoga warrant shall entitle the holder to purchase one share of common stock of Saratoga for $0.30 per share exercisable at any time prior to its expiration on July 2, 2002.

Saratoga Telecom Spin-off
Shares of common stock and common stock  purchase  warrants of Saratoga  Telecom
Corp., a wholly-owned subsidiary of Saratoga will be issued to Saratoga shareholders proportionate to their share ownership in a spin-off transaction to Saratoga shareholders of record as of 5:00 p.m. PDT Tuesday, July 3, 2001. Saratoga shareholders shall be entitled to receive one share of common stock of Saratoga Telecom for each 15 Saratoga shares owned at the Record Date and one common stock purchase warrant for each 30 Saratoga shares owned at the Record Date prior to the effect of the Reverse Stock Split. Each Saratoga Telecom warrant shall entitle the holder to purchase one share of common stock of Saratoga Telecom exercisable at any time prior to their expiration July 2, 2002 at $0.25 per share.

Subject to and upon completion of the transactions described herein, Saratoga shareholders will own common shares and common stock purchase warrants in Saratoga as well as in Saratoga Telecom.

No action by Saratoga shareholders is required for the above mentioned restructuring transactions.

The spin-off of Saratoga Telecom will be accompanied by its business development plan targeted at the telecommunications industry and the related development stage activity since inception of Saratoga Telecom, June 1999.

Saratoga Telecom's spin-off plan includes initially qualifying its common shares for trade on the "pink sheets" and subsequently qualifying its common shares for trade on the OTC: Bulletin Board by the filing of a registration statement under the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission.

Further information regarding Saratoga Telecom will be published following the date scheduled for closing the Agreement between Saratoga and Fortune.


o  Research & Development

Saratoga does not intend to undertake any activities that may be characterized as research and development until sufficient funding is available from future operations or financings by Saratoga. Saratoga has not incurred any research and development expenses since its inception.

o  Number of Employees

Saratoga presently has nine (9) employees; five (5) with Saratoga International Holdings Corp and four (4) with Saratoga Telecom Corp. During the next 12 months, management intends to hire personnel as necessary depending on new business development activities. Saratoga believes there is an ample supply of qualified candidates available to fill the positions required. However, the continuance of employment of existing personnel and the hiring of any additional employees is subject to the availability of sufficient funds from operating revenues or proceeds from future financings to pay them.


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

                              FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

Consolidated Balance Sheet as of April 30, 2001 (unaudited)         6

Consolidated Statements of Operations for the six and
three months ended April 30, 2000 and 2001 and the
Cumulative Period During the Development Stage from
December 1, 1997 (Inception) through April 30, 2001
(unaudited)                                                         7

Consolidated Statements of Cash Flows for the six
months ended April 30, 2000 and 2001 and the
Cumulative Period During the Development Stage
from December 1, 1997 (Inception) through
April 30, 2001 (unaudited)                                         8-9

Notes to Consolidated Financial Statements (unaudited)            10-13

              SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEET (Unaudited)



                                       ASSETS
                                                                                        April 30, 2001
                                                                                      -------------------


CURRENT ASSETS:
   Cash                                                                                         $ 10,066
   Deferred PIN cost                                                                               2,500
   Prepaid expense and other current assets                                                       15,190
                                                                                      -------------------
      TOTAL CURRENT ASSETS                                                                        27,756

PROPERTY AND EQUIPMENT - at cost, net                                                             50,850
INTANGIBLE ASSET, net                                                                             18,035
                                                                                      -------------------
                                                                                                $ 96,641
                                                                                      ===================

                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Loans payable - shareholders and officers                                                   $ 121,267
   Accrued expenses and other current liabilities                                                162,650
                                                                                      -------------------

      TOTAL CURRENT LIABILITIES                                                                  283,917
                                                                                      -------------------

LONG TERM LIABILITIES:
   Convertible debentures payable                                                                962,268
                                                                                      -------------------
      TOTAL LONG TERM LIABILITIES                                                                962,268
                                                                                      -------------------

COMMITMENTS AND CONTINGENCIES                                                                          -

SHAREHOLDERS' DEFICIENCY:
   8% cumulative convertible redeemable preferred stock, $.001 par value,
      50,000,000 authorized, 251,828 shares, issued and outstanding,
         liquidating preference of $1                                                            251,828
   Common stock, par value $0.001, 200,000,000 authorized
       121,538,503 issued and outstanding                                                        121,539
   Additional paid in capital                                                                  7,534,744
   Deficit accumulated during the development stage                                           (9,057,655)
                                                                                      -------------------
      TOTAL SHAREHOLDERS' DEFICIENCY                                                          (1,149,544)
                                                                                      -------------------
                                                                                                $ 96,641
                                                                                      ===================

               See notes to the consolidated financial statements

              SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                                Cumulative
                                                                                                                During the
                                                                                                                Development
                                                                                         Three       Three         Stage
                                                            Six Months   Six Months      Months      Months     (December 1,
                                                              Ended        Ended         Ended       Ended        1997 to
                                                            April 30,    April 30,      April 30,   April 30,    April 30,
                                                               2000         2001          2000        2001         2001)
                                                           ------------ ------------- ------------- ----------  ------------
NET SALES                                                     $ 41,337   $   178,712     $ 34,666   $   90,776    $ 281,901

COST OF SALES                                                   18,179       249,323       13,381      157,948      353,468
                                                           ------------ ------------- ------------- -----------  -----------

GROSS PROFIT (LOSS)                                             23,158       (70,611)      21,285      (67,172)     (71,567)

OPERATING EXPENSES:
   General & administrative expenses                         1,175,120       908,287      782,989      539,849    4,148,217
   Loss on impairment of investments                                 -             -            -            -      305,500
                                                           ------------ ------------- ------------- ----------- ------------
      TOTAL OPERATING EXPENSES                               1,175,120       908,287      782,989      539,849    4,453,717
                                                           ------------ ------------- ------------- ----------- ------------

LOSS FROM OPERATIONS                                        (1,151,962)     (978,898)    (761,704)    (607,021)  (4,525,284)
                                                           ------------ ------------- ------------- ----------- ------------

OTHER INCOME (EXPENSE):
   Write-off of terminated acquisition costs                         -             -            -           -       (99,043)
   Expenses of reverse merger                                        -             -            -           -       (78,816)
   Interest expense                                           (554,539)     (725,082)    (432,499)    (346,509)  (2,246,628)
   Forgiveness of note payable                                       -             -            -            -       50,000
   Other income                                                  7,230             1        7,230            1       59,172
                                                           ------------ ------------- ------------- ----------- ------------
      NET OTHER EXPENSES                                      (547,309)     (725,081)    (425,269)    (346,508)  (2,315,315)
                                                           ------------ ------------- ------------- ----------- ------------

LOSS FROM CONTINUING OPERATIONS                             (1,699,271)   (1,703,979)  (1,186,973)    (953,529)  (6,840,599)

DISCONTINUED OPERATIONS:
    Loss from discontinued operations                                -             -            -            -     (989,809)
    Loss on disposal of discontinued operations                      -             -            -            -     (967,173)
                                                           ------------ ------------- ------------- ----------- ------------
LOSS FROM DISCONTINUED OPERATIONS                                    -             -                             (1,956,982)
                                                           ------------ ------------- ------------- ----------- ------------
NET LOSS                                                    (1,699,271)   (1,703,979)  (1,186,973)    (953,529)  (8,797,581)

LESS:
CUMULATIVE PREFERRED STOCK DIVIDEND                             15,110        10,476        7,555        5,037       51,575
                                                           ------------ ------------- ------------- ----------- ------------

NET LOSS TO COMMON SHARES                                  $(1,714,381)  $(1,714,455) $(1,194,528)  $ (958,566) $(8,849,156)
                                                           ============ ============= ============= =========== ============

LOSS PER COMMON SHARE, BASIC AND DILUTED:
  FROM CONTINUING OPERATIONS                                   $ (0.06)      $ (0.02)     $ (0.04)    $  (0.01)     $ (0.25)
  FROM DISCONTINUED OPERATIONS                                     $ -           $ -          $ -          $ -      $ (0.07)
                                                           ------------- ------------ ------------- ----------- ------------
TOTAL LOSS PER COMMON SHARE, BASIC AND DILUTED                 $ (0.06)      $ (0.02)     $ (0.04)    $  (0.01)     $ (0.33)
                                                           ============= ============ ============= =========== ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                       28,027,287    70,015,579   29,233,059   95,967,452   27,125,888
                                                           ============= ============ ============= =========== ============

               See notes to the consolidated financial statements

              SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                     Cumulative
                                                                                                     During the
                                                                                                     Development
                                                                                                        Stage
                                                                  Six Months      Six Months       (December 1, 1997
                                                                    Ended            Ended                to
                                                               April 30, 2000   April 30, 2001      April 30, 2001)
                                                               ---------------  -----------------  ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $ (1,699,271)      $ (1,703,979)     $ (8,797,581)
    Adjustment to reconcile net loss to
       net cash used in operations:
          Loss on impairment of investments                                 -                  -           305,500
          Forgiveness of note payable                                       -                  -           (50,000)
          Issuance of options and warrants for services               173,039                  -           216,866
          Issuance of common stock for service                         43,880             61,271           556,219
          Issuance of common stock as a donation                        3,100                  -             3,100
          Issuance of common stock for debt issue cost                      -                  -            50,800
         Write off of investment in discontinued business operation         -                  -           911,886
         Depreciation                                                   4,581              7,386            18,695
         Amortization                                                  50,610             48,566           232,631
         Interest expense from beneficial conversion features         489,262            724,941         2,005,706
         Interest expense from convertible debentures
             exchanged for common stock                               118,000                  -           112,643
          Interest expense from loan discount                          61,864                  -            76,000
    Changes in assets and liabilities:
       Deferred financing cost                                         25,475                  -                 -
       Accounts receivable                                            (21,144)             6,323                 -
       Deferred PIN cost                                              (29,391)            30,167            (2,500)
       Prepaid expense and other current assets                        23,027             40,659           (15,191)
       Deferred PIN revenue                                             8,709            (14,247)                -
       Accrued expenses and other current liabilities
           including discontinued operations                           32,600           (416,336)          199,140
                                                               ---------------  -----------------  ------------------
 NET CASH USED IN OPERATING ACTIVITIES                               (715,659)        (1,215,249)       (4,176,086)
                                                               ---------------  -----------------  ------------------
 CASH FLOWS FROM INVESTING ACTIVITY:
    Capital expenditures                                              (52,505)           (37,381)          (82,545)
                                                               ---------------  -----------------  ------------------
 NET CASH USED IN INVESTING ACTIVITY                                  (52,505)           (37,381)          (82,545)
                                                               ---------------  -----------------  ------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:                                                         -
    Loans payable - shareholders and officers                           3,458             42,967            71,267
    Proceeds from notes payable                                             -                  -           200,000
    Repayment of notes payable                                       (276,000)                 -          (276,000)
    Proceeds from long term debt                                            -                  -           461,122
    Repayment of long term debt                                             -                  -           (83,380)
    Proceeds from convertible debentures                            1,060,000          1,050,000         3,833,000
    Debt issue costs                                                  (50,800)                 -          (163,300)
    Proceeds from collection of stock subscription receivable          25,000                  -            25,000
    Proceeds from issuance of common stock                             85,000                  -           200,000
                                                               ---------------  -----------------  ------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                            846,658          1,092,967         4,267,709
                                                               ---------------  -----------------  ------------------
 NET INCREASE IN CASH                                                  78,494           (159,663)            9,078
 CASH AT BEGINNING OF PERIOD                                          241,589            169,729               988
                                                               ---------------  -----------------  ------------------
 CASH AT END OF PERIOD                                              $ 320,083           $ 10,066          $ 10,066
                                                               ===============  =================  ==================

               See notes to the consolidated financial statements

              SARATOGA INTERNATIONAL HOLDINGS CORP. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                            Cumulative
                                                                                                            During the
                                                                                                            Development
                                                                                                              Stage
                                                                       Six Months       Six Months       (December 1, 1997
                                                                         Ended            Ended                to
                                                                    April 30, 2000    April 30, 2001      April 30, 2001)
                                                                    ---------------  -----------------  ------------------
       Supplemental Disclosure of Cash Flow Information

 Cash paid during the period:
    Interest                                                                    $ -               $ -           $ 100,113
                                                                    ===============  =================  ==================
    Income Taxes                                                                $ -               $ -                 $ -
                                                                    ===============  =================  ==================

           Supplemental Disclosure of Non-Cash Flow
              Investing and Financing Activities

 Issuance of common stock from reverse acquisition                              $ -               $ -            $ 12,527
                                                                    ===============  =================  ==================
 Issuance of common stock for stock subscription receivable                     $ -               $ -            $ 25,000
                                                                    ===============  =================  ==================
 Issuance of common stock from conversion of debentures                   $ 160,000         $ 757,733         $ 2,970,733
                                                                    ===============  =================  ==================
 Issuance of common stock in connection with a spin-off of Western              $ -               $ -           $ 250,000
                                                                    ===============  =================  ==================
 Issuance of common stock in connection with purchase of Virtual          $ 264,961               $ -           $ 264,961
                                                                    ===============  =================  ==================
 Issuance of common stock in connection with purchase of
      Access Wireless and Access Telcom                                        $ -               $ -            $ 646,925
                                                                    ===============  =================  ==================
 Issuance of common stock in connection with purchase of
                                                                    ===============  =================  ==================
      Processing Plus, Inc                                                      $ -          $ 23,000            $ 23,000
                                                                    ===============  =================  ==================
 Issuance of common stock to redeem 8% cumulative convertible
     redeemable preferred stock                                                 $ -               $ -           $ 125,914
                                                                    ===============  =================  ==================
 Issuance of common stock as dividends for 8% cumulative
     convertible redeemable preferred stock                                     $ -               $ -            $ 10,073
                                                                    ===============  =================  ==================
 Issuance of 8% cumulative convertible redeemable preferred stock
    for notes payable                                                           $ -               $ -           $ 377,742
                                                                    ===============  =================  ==================

               See notes to the consolidated financial statements

               SARATOGA INTERNATIONAL HOLDINGS CORP AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2001
                                   (unaudited)

1.   BASIS OF PRESENTATION

The accompanying consolidated balance sheet of Saratoga International Holdings Corp and subsidiary (A Development Stage Company) at April 30, 2001, and the consolidated statements of operations for the six months and three months ended April 30, 2000 and 2001 and the cumulative period during the development stage from December 1, 1997 (Inception) through April 30, 2001 and the consolidated statements of cash flows for the six months ended April 30, 2000 and 2001 and the cumulative period during the development stage from December 1, 1997 (Inception) through April 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 2000.

Operating results for the six months ended April 30, 2001, are not necessarily indicative of the results that can be expected for the year ending October 31, 2001.

2.   SHAREHOLDERS' EQUITY

Common Stock Issuances

Effective April 10, 2001 Saratoga had a reverse split of its common stock whereby the holders of issued and outstanding common shares, common share warrants and common share options were entitled to one share for each two shares (including share equivalents) held. All share amounts presented herein are after the reverse stock split.

Shares of common stock of Saratoga issued in the period November 1, 2000 through April 30, 2001 are as summarized as follows:

                                                  Average          Number
                                                    Per              Of
                               Transaction         Share           Shares
  Date         Description          Value        Valuation         Issued
--------   ----------------  --------------  --------------      --------
12/00-3/01     Issued
            for services      $   57,500       $    0.0237       2,425,000

11/00-1/01   Issued  for
               conversion     $  356,369       $    0.0201      17,707,242
             of Debentures
             (See Note 3)

1/01           Issued  for
               acquisition    $   23,000        $   0.0460         500,000
           of Processing Plus
              (See Note 4)

2/01-3/01     Issued
            for services      $    3,771       $    0.0094         400,000

2/01-4/01     Issued  for
               conversion     $  401,364       $    0.0061      65,772,759
             of Debentures
             (See Note 3)


The "Per Share Valuation" set forth above is based on the recorded value of the transaction divided by the number of shares issued as consideration for each transaction.

3.     CONVERTIBLE DEBENTURES PAYABLE

Prior to its acquisition by Saratoga in September 2000, Access World Telcom & Technologies, Inc. ("Access Telcom") issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due September 18, 2002 to three non-related parties in a private placement. Saratoga assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Access Telcom. The Access Telcom Series A Debenture is convertible into Saratoga common stock at a conversion price of 60.3% (amended from 63.6%) of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. During the three months ended April 30, 2001 $401,364 of this debenture was converted into 65,772,759 shares of common stock at an average price of $.0061 per share. During the six months ended April 30, 2001 $757,733 of this debenture was converted into 83,480,001 shares of common stock at an average price of $.0091 per share. In connection with the assumption of the Debenture, Saratoga recorded $228,573 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected during the six months ended April 30, 2001. The terms of the Debenture were changed during the six months ended April 30, 2001 so that Debenture interest and fees are converted into common stock. This amendment changed the conversion discount to 60.3% and increased the beneficial conversion feature by $85,716, which is included in the $228,753. Beneficial conversion feature amounts are charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the three months and six months ended April 30, 2001, $228,573 was charged to interest expense in connection with the beneficial conversion related to this debenture.

Prior to its acquisition by Saratoga in January 2001, Processing Plus, Inc. issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due December 27, 2002 to three non-related parties in a private placement. Saratoga assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Processing Plus. The Series A Debenture is convertible into Saratoga common stock at a conversion price of 61.95% (amended from 70.0%) of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. At April 30, 2001, $800,000 of this $1,000,000 Debenture was collected, and none of this Debenture was converted into shares of common stock. In connection with the assumption of the Debenture, Saratoga recorded $491,429 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected during the six months ended April 30, 2001. This amount is charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the three months and six months ended April 30, 2001, $341,429 and $491,429, respectively were charged to interest expense in connection with the beneficial conversion related to this debenture.

4.     ACQISITION OF PROCESSING PLUS, INC.

Effective January 2, 2001, Saratoga acquired all of the outstanding common stock of Processing Plus, Inc., a Florida corporation. In exchange, Saratoga issued 500,000 shares of its common stock, valued at $0.046 per share or $23,000 based on the average closing bid price for three days before and after the acquisition agreement. Processing Plus was formed in 1983 and has been owned and operated by Gene Retske. Processing provides professional business consulting services to telecommunications clients. In addition, Saratoga granted 250,000 common share warrants exercisable at $0.10 per share. The warrants expire within five years of the date granted. The warrants were granted to the shareholders of Processing and vest 33 1/3% annually over a three year period contingent upon and subject to the continued employment of the former controlling shareholder. Saratoga also assumed Processing's 8% convertible debenture obligation of $1,000,000 and related debenture subscriptions receivable.

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

The Processing Plus consulting services have historically been provided by its founder and former owner. Saratoga has directed this individual's efforts toward the telecom business of Saratoga Telecom Corp and does not expect to continue to provide consulting services. Saratoga used the purchase method of accounting to account for the acquisition of Processing Plus and recorded $60,000 of goodwill in connection with the acquisition. Because Processing Plus is not a continuing entity and because its business at the time of the acquisition is not continuing in the future, Saratoga has determined there is no continuing value in the recorded goodwill and has written off the entire $60,000 in the three months ended April 30, 2001.

5     SUBSEQUENT EVENT

Saratoga announced on June 19, 2001 that it entered into an Agreement and Plan of Merger with Agents Wanted.Net, Inc. dba Fortune Credit & Insurance Inc. ("Fortune"). Subject to the satisfaction of various conditions contained in the Agreement, including due diligence reviews satisfactory to each of the parties, the shareholders of Fortune shall exchange all of their shares of Fortune for shares to be issued by Saratoga entitling the Fortune shareholders to a majority interest upon closing.

Subject to closing this Agreement with Fortune, the business plan of Fortune will become the business plan of Saratoga. Fortune's business development plan is based on initially serving two distinct market niches within the financial services industry; as a reseller of globally accepted secured credit card service targeted at foreign nationals employed by the maritime industry on ships calling on USA port cities, and, marketing of higher yield insurance annuity products targeted at individuals currently holding lower yielding forms of investment products, e.g. whole life policies.

Further information regarding Fortune will be published subject to and following closing of the Agreement with Saratoga, which is scheduled for July 6, 2001 unless terminated or extended by the parties.

In contemplation of changing Saratoga's industry focus, and subject to satisfaction of various conditions contained in the Agreement with Fortune, the Board of Directors of Saratoga has approved the following corporate reorganization and recapitalization transactions.

Reverse Stock Split
Saratoga will affect a 1 to 45 common stock reverse stock split effective for shareholders of record 5:00 p.m. PDT, Tuesday, July 3, 2001("Record Date").

Issuance of Warrants
Saratoga shall issue its Series "A" common stock purchase warrants to its shareholders of record as of 5:00 p.m. PDT, Tuesday, July 3, 2001. One common stock warrant shall be issued for each 30 Saratoga shares owned at the Record Date prior to the effect of the Reverse Stock Split. Each Saratoga warrant shall entitle the holder to purchase one share of common stock of Saratoga for $0.30 per share exercisable at any time prior to its expiration on July 2, 2002.

Saratoga Telecom Spin-off
Shares of common stock and common stock  purchase  warrants of Saratoga  Telecom
Corp., a wholly-owned subsidiary of Saratoga will be issued to Saratoga shareholders proportionate to their share ownership in a spin-off transaction to Saratoga shareholders of record as of 5:00 p.m. PDT Tuesday, July 3, 2001. Saratoga shareholders shall be entitled to receive one share of common stock of Saratoga Telecom for each 15 Saratoga shares owned at the Record Date and one common stock purchase warrant for each 30 Saratoga shares owned at the Record Date prior to the effect of the Reverse Stock Split. Each Saratoga Telecom warrant shall entitle the holder to purchase one share of common stock of Saratoga Telecom exercisable at any time prior to their expiration July 2, 2002 at $0.25 per share.

Subject to and upon completion of the transactions described herein, Saratoga shareholders will own common shares and common stock purchase warrants in Saratoga as well as in Saratoga Telecom.

The spin-off of Saratoga Telecom will be accompanied by its business development plan targeted at the telecommunications industry and the related development stage activity since inception of Saratoga Telecom, June 1999.

                            PART II OTHER INFORMATION

Item  1.  Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party to, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item  2.  Changes In Securities and Use of Proceeds

Effective April 10, 2001 Saratoga had a reverse split of its common stock whereby the holders of issued and outstanding common shares, common share warrants and common share options were entitled to one share for each two shares (including share equivalents) held. All share amounts presented herein are after the reverse stock split. Also, at that same time Saratoga's trading symbol on the OTC Bulletin Board was changed from SHCC to STGA.

In February and March 2001, Saratoga issued 400,000 shares of common stock valued at $.0094 per share to three individuals for services. Such shares were issued without registration pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933.

Prior to its acquisition by Saratoga in September 2000, Access World Telcom & Technologies, Inc. ("Access Telcom") issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due September 18, 2002 to three non-related parties in a private placement. Saratoga assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Access Telcom. The Series A Debenture and the shares into which it are to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series A Debenture is convertible into Saratoga common stock at a conversion price of 60.3% (amended from 63.6%) of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. During the three months ended April 30, 2001 $401,364 of this debenture was converted into 65,772,759 shares of common stock at an average price of $.0061 per share.

Prior to its acquisition by Saratoga in January 2001, Processing Plus issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible
Redeemable Debenture due December 27, 2002 to three non-related parties in a private placement. Saratoga assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Processing Plus. The Series A Debenture and the shares into which it are to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series A Debenture is convertible into Saratoga common stock at a conversion price of 61.95% (amended from 70.0%) of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. At April 30, 2001, $800,000 of this $1,000,000 Debenture has been collected. At April 30, 2001, $800,000 of this $1,000,000 Debenture was collected, and none of this Debenture was converted into shares of common stock. In connection with the assumption of the Debenture, Saratoga recorded $491,429 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount relating to the amount collected during the six months ended April 30, 2001. This amount is charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the three months and six months ended April 30, 2001, $341,429 and $491,429, respectively were charged to interest expense in connection with the beneficial conversion related to this debenture.

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
   (a)  Exhibits:

        Exhibit 2.6 - Agreement and Plan of Merger dated June 4, 2001 by and between Saratoga International Holdings Corp and Agents Wanted.Net, Inc.

   (b)  Reports on Form 8-K:

        There were no reports filed on Form 8-K during the three months ended April 30, 2001.


SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 19, 2001.


                                SARATOGA INTERNATIONAL HOLDINGS CORP.

                                By:  /s/  Patrick F. Charles

                              ------------------------------------------
                                Patrick  F. Charles
                                CEO, President and Director