Form 10QSB
period 2001-07-31
SARATOGA INTERNATIONAL HOLDINGS CORP
filed 2001-10-09
CIK 1092915

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: July 31, 2001

                         Commission File Number: 0-29081

                    FORTUNE CREDIT & INSURANCE SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0169082
                        (IRS Employer Identification No.)

                             10655 NE 4th, Suite 400
                              Bellevue, Washington
                    (Address of principal executive offices)

                                      98004
                                   (Zip Code)

                                 (425) 827-7817
                           (Issuer's Telephone Number)
--------------------------------------------------------------------------------

                      SARATOGA INTERNATIONAL HOLDINGS CORP
                              8756 122nd Avenue NE
                           Kirkland, Washington 98033
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

  Yes      No

   X
-------  ------

The number of shares of the registrant's only class of common stock issued and outstanding, as of July 31, 2001, was 65,056,184 shares.

At a September 11, 2001 annual shareholders meeting, a majority of the shareholders approved changing the Company name from Saratoga International Holdings Corp to Fortune Credit & Insurance Services, Inc. The name change was approved by the State of Nevada on September 21, 2001. The Company's new trading symbol, effective September 28, 2001, is FCRI.

Effective April 10, 2001 the Company had a reverse split of its common stock whereby the holders of issued and outstanding common shares, common share warrants and common share options were entitled to one share for each two shares (including share equivalents) held. Effective July 3, 2001 the Company had a reverse split of its common stock whereby the holders of issued and outstanding common shares, common share warrants and common share options were entitled to one share for each forty five shares (including Common share equivalents) held. All share amounts presented herein are after these reverse stock splits. Also, the Company's trading symbol on the OTC Bulletin Board was changed from SHCC to STGA in connection with the April 10, 2001 reverse split and was changed from STGA to SRGO in connection with the July 3, 2001 reverse split.

                                TABLE OF CONTENTS

PART  I.   FINANCIAL INFORMATION

Item  1.   FINANCIAL STATEMENTS                                        1
Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATIONS                                        1

PART  II.  OTHER INFORMATION                                          12

Item  1.   Legal Proceedings                                          12
Item  2.   Changes In Securities and Use of Proceeds                  12
Item  3.   Defaults Upon Senior Securities                            13
Item  4.   Submission of Matters to a Vote of
             Security Holders                                         13
Item  5.   Other Information                                          13
Item  6.   Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                            13

                          PART I. FINANCIAL INFORMATION

Item  1.  FINANCIAL STATEMENTS.

          The financial statements are attached hereto.

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

                    ORGANIZATION AND GENERAL BUSINESS HISTORY

ORGANIZATION AND HISTORY

The following summarizes chronologically the organizational and general business history of Fortune Credit & Insurance Services, Inc. herein referred to as "Fortune" or the Company. For purposes of describing the Company's business activity prior to the inception of Fortune the Company may be referred to herein as Saratoga.

December 1997 the Company began business under the name Western Oil & Tire Distributors Inc. ("Western"). Management developed a business plan based on a strategy of growth through acquisition of existing businesses and targeted the retail and wholesale tire and petroleum product distribution businesses as its initial targeted industry.

July 1998 the Company completed a reverse merger with and became a successor company to Knightsbridge Corporation, a company originally incorporated in June 1996 in the State of Nevada. The corporate name Knightsbridge was changed to Western.

March 1999 the company, having not acquired any tire or petroleum businesses, spun-off the Western project in its conceptual development stage, changed the corporate name from Western to Saratoga International Holdings Corp and re-directed its business development activity at the e-commerce and telecommunications industry.

In June 1999 this re-direction was begun through the Company's subsidiary, Saratoga Telecom Corp, which acquired a right to develop a technology to market prepaid long distance telephone calling service via the Internet.

Saratoga Telecom Corp

Initially, the business development plan for Saratoga Telecom was based on marketing and selling virtual prepaid telephone calling service over the Internet targeted at potential customers who originate calls from foreign countries to the United States and to other foreign countries. This plan was updated to include calls originating in the United States to foreign countries and for calls originating and terminating within the United States. Saratoga Telecom's marketing plan was also expanded to include targeting sales of prepaid long distance service hard cards principally targeting niche markets in the United States.

Saratoga Telecom completed the development of a web site (www.TalkIsCheapCard.com) for customers to place an order for a prepaid virtual calling card, developed software technology enabling it to electronically acquire units of prepaid long distance calling service from its suppliers, to store such units until they are sold, to accept and process prepaid credit card sales, and to distribute such units to Saratoga Telecom's customers.

On June 19, 2001, the Company announced the plan to spin-off Saratoga Telecom Corp to shareholders of record on July 3, 2001. The spin-off is to be accomplished as soon as practical after the record date but not before meeting the requirement that the Saratoga Telecom Corp common stock must be registered with the U. S. Securities and Exchange Commission.

On August 1,2001 Saratoga Telecom suspended its operations and terminated its employees until a viable merger partner can be found to bring Saratoga Telecom to the status of a fully reporting public company registered with the SEC so that its stock may be traded by the public.

Virtual Media Group

In February 2000, the Company acquired Virtual Media Group, Inc. Virtual's business development plan was based on providing e-commerce solutions for the Internet. Virtual provided technological services to its customers including website development and hosting, database development, digital virtual tour technology and multi media services including CD ROM's.

The operations of Virtual Media were discontinued effective August 31, 2000. The growth of revenues from the operation of Virtual following its acquisition by the Company did not materialize as expected and operating losses were greater than forecast. The prospects for future growth with reasonable profit margins in web site design and Internet marketing services within Virtual's regional marketing area were severely dampened by the proliferation of competitors entering into this market.

Access World

In September  2000, the Company  acquired Access World Wireless  Services,  Inc.
("Wireless") and Access World Telcom & Technologies, Inc. ("Telcom") in a composite business transaction. The Access World companies were acquired to advance the Company's presence in the telecommunications service business. Access Wireless owned an operating system with points of presence in several significant locations. Access Wireless also had plans to expand beyond the prepaid phone card business by providing other foreign and domestic customers with service over its operating system.

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

The Company's Board of Directors determined that pursuant to the Nevada Business Corporation Act, the Company has never received consideration for the stock which was issued in connection with the Access World Agreements and therefore, pursuant to the Nevada Act, the Agreements have been rescinded effective August 20, 2001 and the Company has directed its transfer agent to cancel the 65,928 shares issued in connection with the Access World Agreements.

CHANGE IN INDUSTRY FOCUS

The following is a summary of the Company's plan to refocus its business plan at the financial credit and insurance services industry and spin-off Saratoga Telecom Corp and its business development plan targeted at the telecommunications industry.

On July 12, 2001, the Company acquired all of the outstanding common stock of Agents Wanted.Net, Inc. dba Fortune Credit & Insurance Services, Inc ("Fortune") in a Plan of Reorganization and Share Exchange Agreement ("Share Exchange"). The Company issued 30,000,000 shares of its common stock and 15,000,000 shares of its Series B Voting preferred stock in exchange for all the outstanding common stock of Fortune. The Share Exchange has been accounted for, as a reverse acquisition, under the purchase method of accounting, since the former shareholders of the Fortune owned a majority of the outstanding common stock of the Company after the Share Exchange. Accordingly, the combination of Fortune and the Company is recorded as a recapitalization of Fortune, pursuant to which Fortune is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Fortune. Pro-forma information has not been presented since the transaction was deemed a capital stock transaction rather than a business combination.


The Board believes that the Fortune Share Exchange provides the Company with the most viable opportunity of pursuing a long-term growth strategy. At a September 11, 2001 annual shareholders meeting, shareholders approved changing the Company name to Fortune Credit & Insurance Services, Inc.


In contemplation of changing the Company's industry focus, the Board of Directors approved the following corporate reorganization and recapitalization transactions.

Reverse Stock Split

The Company affected a 1 to 45 common stock reverse stock split effective for shareholders of record 5:00 p.m. PDT, Tuesday, July 3, 2001("Record Date").

Issuance of Warrant

The Company has authorized the issuance of its Series "A" common stock purchase warrants to its shareholders of record as of 5:00 p.m. PDT, Tuesday, July 3, 2001. One common stock warrant shall be issued for each 30 Common shares owned at the Record Date prior to the effect of the Reverse Stock Split. Each warrant shall entitle the holder to purchase one share of common stock of the Company for $0.30 per share exercisable at any time prior to its expiration on July 2, 2002.

Saratoga Telecom Proposed Spin-off

Shares of common stock and common stock purchase warrants of Saratoga Telecom Corp., a wholly-owned subsidiary of the Company will be issued to shareholders proportionate to their share ownership in a spin-off transaction to the Company's shareholders of record as of 5:00 p.m. PDT Tuesday, July 3, 2001. Shareholders shall be entitled to receive one share of common stock of Saratoga Telecom for each 15 Common shares of the Company owned at the Record Date and one common stock purchase warrant for each 30 Common shares of the Company owned at the Record Date prior to the effect of the Reverse Stock Split. Each Saratoga Telecom warrant shall entitle the holder to purchase one share of common stock of Saratoga Telecom exercisable at any time prior to their expiration July 2, 2002 at $0.25 per share.

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

BUSINESS ACTIVITY

Fortune became active in January 2000 as a Washington corporation. At the closing of the Share Exchange with Fortune, the business plan of Fortune became the business plan of the Company. Fortune is in the development stage and has not yet fully implemented its business plan. Operations are expected to begin during the quarter ending October 31, 2001.

PLAN OF OPERATIONS

Fortune's business development plan is based on initially serving two distinct market niches within the financial services industry; by providing support services to independent agents for marketing of insurance products targeted at individuals, and as a reseller of globally accepted secured credit card service targeted at foreign nationals employed by the maritime industry on ships calling on USA port cities.

Fortune's initial approach to the insurance business will be to recruit and train agents to solicit sale of life insurance and annuity products to the rapidly expanding senior market. Mortgage products and estate planning tools for the younger aged middle-income market will be added in the future. The agency base will be developed through mailings to specific geographic areas, newspaper and industry journal advertisements and through the Internet using a well designed WEB page with industry links. The Company will provide a broad array of quality products through highly rated companies that will increase the opportunity for the contract agents to close a sale. In addition, Fortune will provide a series of value added services for the agents including qualified lead programs, demographic surveys, product training, consumer seminars and around the clock support.

The approach for the credit card marketing segment of Fortune's business is to offer secured VISA or MasterCard credit cards to foreign nationals employed in the maritime industry who have previously been unable to obtain globally accepted credit cards. The secured credit card requires a deposit by the cardholder in excess of the credit limit for the card, a higher than ordinary annual fee and a U.S. address. Although these requirements appear more stringent than is customary in the United States, individuals in this country who have not yet established a credit history or have a poor credit history may use secured credit cards.

There are estimated to be approximately 700,000 crewmen on cargo and cruise ships that call on port cities in the United States. Many of these individuals desire the convenience of having a credit card for the purchase of goods and services in the destinations to which they travel and of having the ability to facilitate cash transfers to family members in foreign countries. Most credit card companies will issue cards only to U.S. residents who have a U.S. address. Fortune has an agreement with a bank that does not require U.S. residency and will assist with meeting the requirement of having a U.S. address.

Fortune does not assume the credit risk associated with credit cards. The credit risk will be assumed by the issuing bank. Fortune will distribute applications and market the cards in port cities and will receive an annual fee for each credit card issued.

o    Research & Development

The Company does not intend to undertake any activities that may be characterized as research and development until sufficient funding is available from future operations or financings. The Company has not incurred any research and development expenses since its inception.

o    Number of Employees

The Company presently has 12 employees, five (5) of who are part time employees. During the next 12 months, management intends to hire personnel for the insurance and credit card operations. For the insurance segment of the business, Fortune intends to hire as many licensed agents as can be found in the communities where the Company plans to do business. The agent's compensation will be a portion of commissions earned for the insurance products sold based on the commission paid by the insurance carriers whose products are sold. Also for the insurance segment of the business the Company plans to hire approximately five additional personnel to perform management and administrative roles as necessary depending on new business development activities. For the credit card segment the Company expects to sell the credit card products through independent agents who will be compensated based on successful credit cards sign-ups. The credit card segment will also require approximately four additional management and administrative personnel. Management believes there is an ample supply of qualified candidates available to fill the positions required. However, the continuance of employment of existing personnel and the hiring of any additional employees is subject to the availability of sufficient funds from operating revenues or proceeds from future financings to pay them.

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

           FORTUNE CREDIT & INSURANCE SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

FINANCIAL STATEMENTS
TABLE OF CONTENTS

Consolidated Balance Sheet as of July 31, 2001 (unaudited)         6

Consolidated  Statements of Operations  for the nine and
three months ended July 31, 2000 and 2001 and the Cumulative
Period During the  Development  Stage from January 1, 2000
(Inception) through July 31, 2001 (unaudited)                      7

Consolidated  Statements  of Cash Flows for the nine months
ended July 31, 2000 and 2001 and the Cumulative  Period
During the Development Stage from January 1,
2000 (Inception) through July 31, 2001 (unaudited)                 8

Notes to Consolidated Financial Statements (unaudited)             9

             FORTUNE CREDIT & INSURANCE SERVICES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET (Unaudited)



                                       ASSETS
                                                                         July 31, 2001

                                                                       -------------------
CURRENT ASSETS:
   Cash                                                                           $ 3,280
   Prepaid expense and other current assets                                           612
                                                                       -------------------
      TOTAL CURRENT ASSETS                                                          3,892

PROPERTY AND EQUIPMENT - at cost, net                                              27,826
                                                                       -------------------
                                                                                 $ 31,718
                                                                       ===================


                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Loans payable - shareholders and officers                                    $ 258,948
   Bank loan payable                                                               10,000
   Accrued expenses and other current liabilities                                 262,339
                                                                       -------------------
      TOTAL CURRENT LIABILITIES                                                   531,287
                                                                       -------------------

LONG TERM LIABILITIES:
   Convertible debentures payable                                                 948,751
                                                                       -------------------
      TOTAL LONG TERM LIABILITIES                                                 948,751
                                                                       -------------------

COMMITMENTS                                                                             -

SHAREHOLDERS' DEFICIENCY:
  Preferred stock, $.001 par value,  50,000,000 shares authorized:
    Series A, 8% cumulative convertible redeemable, 251,828 shares
       issued and outstanding, liquidating preference of $1                       251,828
    Series B, convertible, 20 votes per share,
       15,000,000 shares issued and outstanding                                    15,000
   Common stock, par value $0.001, 200,000,000 authorized
       65,056,184 issued and outstanding                                           65,056
   Additional paid in capital                                                      76,100
   Deficit accumulated during the development stage                            (1,856,304)
                                                                       -------------------

      TOTAL SHAREHOLDERS' DEFICIENCY                                           (1,448,320)
                                                                       -------------------

                                                                                 $ 31,718
                                                                       ===================



                 See notes to the consolidated financial statements.

           FORTUNE CREDIT & INSURANCE SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                              Cumulative
                                                                                                              During the
                                                                                                              Development
                                                                                       Three        Three        Stage
                                                          Nine Months   Nine Months    Months      Months     (January 1,
                                                             Ended        Ended        Ended        Ended       2000 to
                                                            July 31,     July 31,     July 31,    July 31,     July 31,
                                                              2000         2001         2000        2001        2001)
                                                          ------------- ------------ ------------ ----------- ------------


COMMISSION REVENUE                                                 $ -      $ 6,008          $ -       $ 353     $ 31,008

GENERAL & ADMINISTRATIVE EXPENSE                                29,115      156,139       26,464      85,637      242,028
                                                          ------------- ------------ ------------ ----------- ------------

LOSS FROM OPERATIONS                                           (29,115)    (150,131)     (26,464)    (85,284)    (211,020)
                                                          ------------- ------------ ------------ ----------- ------------

OTHER INCOME (EXPENSE):
   Interest expense                                               (569)     (26,152)           -     (22,925)     (30,547)
   Other income                                                     81          173           81           5          317
                                                          ------------- ------------ ------------ ----------- ------------
     NET OTHER EXPENSES (INCOME)                                  (488)     (25,979)          81     (22,920)     (30,230)
                                                          ------------- ------------ ------------ ----------- ------------

NET LOSS                                                       (29,603)    (176,110)     (26,383)   (108,204)    (241,249)

LESS:
 CUMULATIVE PREFERRED STOCK DIVIDEND                                 -        1,119            -       1,119        1,119
                                                          ------------- ------------ ------------ ----------- ------------

NET LOSS TO COMMON SHARES                                    $ (29,603)  $ (177,229)   $ (26,383) $ (109,323)  $ (242,368)
                                                          ============= ============ ============ =========== ============

LOSS PER COMMON SHARE, BASIC AND DILUTED                       $ (0.00)     $ (0.01)     $ (0.00)    $ (0.00)     $ (0.01)
                                                          ============= ============ ============ =========== ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                       30,000,000   31,038,761   30,000,000  33,116,282   30,492,045
                                                          ============= ============ ============ =========== ============

   See notes to the consolidated financial statements.

           FORTUNE CREDIT & INSURANCE SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                     Cumulative
                                                                                                     During the
                                                                                                    Development
                                                                                                       Stage
                                                                 Nine Months      Nine Months     (January 1, 2000
                                                                    Ended            Ended               to
                                                                July 31, 2000    July 31, 2001    July 31, 2001)
                                                               ---------------- ---------------- -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (29,603)   $ (176,110)       $ (241,249)
    Adjustment to reconcile net loss to
       net cash used in operations:
         Depreciation                                                    1,226         9,994            14,148
         Interest expense from beneficial conversion features                -        15,357            15,357
    Changes in assets and liabilities, net of effect of acquisition:
       Prepaid expense and other current assets                           (400)          473                73
       Accrued expenses and other current liabilities                    2,168        13,116            15,691
                                                               ---------------- ---------------- ----------------
 NET CASH USED IN OPERATING ACTIVITIES                                 (26,609)     (137,170)         (195,980)
                                                               ---------------- ---------------- ----------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (27,104)            -           (39,776)
    Acquisition of Saratoga                                                  -         9,853             9,853
                                                               ---------------- ---------------- ----------------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (27,104)        9,853           (29,923)
                                                               ---------------- ---------------- ----------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans payable - shareholders and officers                            8,099        47,057            74,183
    Proceeds from bank loan payable                                          -             -            10,000
    Proceeds from convertible debentures                                     -        25,000            25,000
    Proceeds from Saratoga prior to exchange                                 -        50,000            50,000
    Proceeds from sale of common stock                                  70,000             -            70,000
                                                               ---------------- ---------------- ----------------
 CASH PROVIDED BY FINANCING ACTIVITIES                                  78,099       122,057           229,183
                                                               ---------------- ---------------- ----------------
 NET INCREASE (DECREASE) IN CASH                                        24,386        (5,260)            3,280
 CASH AT BEGINNING OF PERIOD                                                 -         8,540                 -
                                                               ---------------- ---------------- ----------------
 CASH AT END OF PERIOD                                                $ 24,386       $ 3,280           $ 3,280
                                                               ================ ================ ================

      See notes to the consolidated financial statements.

           FORTUNE CREDIT & INSURANCE SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                                     Cumulative
                                                                                                     During the
                                                                                                    Development
                                                                                          -            Stage
                                                                 Nine Months      Nine Months     (January 1, 2000
                                                                    Ended            Ended               to
                                                                July 31, 2000    July 31, 2001     July 31, 2001)
                                                               ---------------- ----------------- -------------------

       Supplemental Disclosure of Cash Flow Information

 Cash paid during the period:
    Interest                                                              $ 33           $ 3,437           $ 3,470
                                                               ================ ================= ===================
    Income Taxes                                                           $ -               $ -               $ -
                                                               ================ ================= ===================

           Supplemental Disclosure of Non-Cash Flow
              Investing and Financing Activities

 Equity issued for conversion of debentures                                $ -          $ 65,248          $ 65,248
                                                               ================ ================= ===================
 Debentures acquired in stock exchange                                     $ -         $ 923,751         $ 923,751
                                                               ================ ================= ===================

      See notes to the consolidated financial statements.

           FORTUNE CREDIT & INSURANCE SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2001
                                   (unaudited)

1.   BASIS OF PRESENTATION

On July 12, 2001, Saratoga International Holdings, Inc. and Subsidiary ("Saratoga") acquired all of the outstanding common stock of Agents Wanted.Net, Inc. d.b.a. Fortune Credit & Insurance Services, Inc. ("Fortune") in a Plan of Reorganization and Share Exchange Agreement ("Share exchange"). Saratoga issued 30,000,000 shares of its common stock and 15,000,000 shares of its Series B Voting preferred stock in exchange for all the outstanding common stock of Fortune. The Share Exchange has been accounted for, as a reverse acquisition, under the purchase method of accounting, since the former shareholders of the Fortune owned a majority of the outstanding common stock of Saratoga after the reverse acquisition. Accordingly, the combination of Fortune and the Saratoga is recorded as a recapitalization of Fortune, pursuant to which Fortune is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Fortune. Accordingly, Saratoga's deficit accumulated during the development stage through July 11, 2001 is offset against additional paid in capital to the extent that additional paid in capital was available. The remaining Saratoga deficit accumulated during the development stage of $1,615,054 is carried forward as the deficit accumulated during the development stage of Fortune. Pro-forma information has not been presented since the transaction was deemed a capital stock transaction rather than a business combination.

Loss per share was calculated based on accounting for the 30,000,000 shares of common stock issued in the reverse acquisition as outstanding as of January 1, 2000 (Inception).

Fortune's business development plan is based on initially serving two distinct market niches within the financial services industry; by providing support services to independent agents for marketing of insurance products targeted at individuals, and as a reseller of globally accepted secured credit card service targeted at foreign nationals employed by the maritime industry on ships calling on USA port cities.

The Board of Directors believes that the Fortune Share Exchange provides the company with a viable opportunity of pursuing a long-term growth strategy. At a September 11, 2001 annual shareholders meeting, shareholders approved changing Saratoga's name to Fortune Credit & Insurance Services, Inc. The State of Nevada approved the name change on September 21, 2001. Fortune's new trading symbol, effective September 28, 2001, is FCRI.

The accompanying consolidated balance sheet of Fortune Credit & Insurance Services, Inc (A Development Stage Company) at July 31, 2001, and the consolidated statements of operations for the nine months and three months ended July 31, 2000 and 2001 and the cumulative period during the development stage from January 1, 2000(Inception) through July 31, 2001 and the consolidated statements of cash flows for the nine months ended July 31, 2000 and 2001 and the cumulative period during the development stage from January 1, 2000(Inception) through July 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 2000 and the Form 8-K/A with the audited financial statements of Fortune for the year ended October 31, 2000.


Operating results for the nine months ended July 31, 2001, are not necessarily indicative of the results that can be expected for the year ending October 31, 2001.

2.   SHAREHOLDERS' DEFICIENCY

Common Stock Issuances

Effective April 10, 2001 Saratoga had a reverse split of its common stock whereby the holders of issued and outstanding common shares, common share warrants and common share options were entitled to one share for each two shares (including share equivalents) held. Effective July 3, 2001 Saratoga had a reverse split of its common stock whereby the holders of issued and outstanding common shares, common share warrants and common share options were entitled to one share for each forty five shares (including share equivalents) held. All share amounts presented herein are after these reverse stock splits.

Shares of common stock of the Company issued in the period November 1, 2000 through July 31, 2001 are summarized as follows:

                                                Average          Number
                                                  Per              Of
                             Transaction         Share           Shares
  Date       Description          Value        Valuation         Issued
--------  ----------------  --------------  --------------      --------

5/01-7/01   Issued  for     $   65,250       $    0.0022      29,507,322
            conversion
            of Debentures
            (See Note 3)

The "Per Share Valuation" set forth above is based on the recorded value of the transaction divided by the number of shares issued as consideration for each transaction.

Preferred Stock Issuances

In connection with the Share Exchange Agreement with Fortune, Saratoga issued 15,000,000 shares of Series B Voting Preferred Stock at par value of $0.001 per share. The Series B Stock is entitled to 20 votes per Series B share outstanding. The Series B Stock is convertible into common stock at the rate of one share of common stock for each share of Series B Stock. The conversion rate is adjustable for stock splits but not for reverse stock splits.

Issuance of Warrants

The  Company   granted  Series  "A"  common  stock  purchase   warrants  to  its
shareholders of record as of July 3, 2001. One common stock warrant shall be granted for each 30 shares of common stock owned at the Record Date, but prior to the effect of the one for forty five reverse stock split. Each warrant shall entitle the holder to purchase one share of common stock for $0.30 per share exercisable at any time prior to its expiration on July 2, 2002. A maximum of approximately 6,513,000 of the Company's Common shares could be issued if all warrants are exercised under this provision.

3.   CONVERTIBLE DEBENTURES PAYABLE

Prior to the Share Exchange between Saratoga and Fortune, Saratoga acquired Processing Plus, Inc. and assumed its debenture subscription receivable for $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible
Redeemable Debenture due December 27, 2002 to three non-related parties in a private placement. The Company assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Processing Plus. The Series A Debenture is convertible into the Company's common stock at a conversion price of 61.95% (amended from 70.0%) of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. Prior to the Share Exchange, $11,000 of this debenture was converted into 1,428,571 at $.0077 per share. During the period July 12, 2001, the effective date of the Share Exchange, through July 31, 2001, $65,250 of this debenture was converted into 29,507,322 shares of common stock at an average price of $.0022 per share. Additionally, $4,248 of accrued interest was charged to interest expense during that period.

Prior to the July 12, 2001 effective date of the Share Exchange Agreement between Fortune and Saratoga, Fortune issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due July 8, 2003 (the "Fortune Debenture"). Fortune issued $975,000 of the Fortune Debenture to three non-related parties in a private placement. The remaining $25,000 of the Fortune Debenture was issued for cash to a shareholder who owned 9.14% of the voting stock of the Company at July 31, 2001. The Company assumed the obligation for the Debenture as well as the proceeds from the Debenture subscription receivable as part of the Share Exchange with Fortune. The Fortune Debenture and the shares into which it are to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Fortune Debenture is convertible into the Company's common stock at a conversion price of 61.95% of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. At July 31, 2001 none of the Fortune Debenture was converted into shares of common stock. Subsequent to July 2001, an additional $150,000 of this Debenture subscription was received. There is no assurance that the remainder of this Debenture subscription will be received in the future. In connection with the assumption of the Fortune Debenture, the Company expects to record up to $614,000 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount as the Debenture subscription is collected. This amount is charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the three and nine month periods ended July 31, 2001, $15,357 was charged to interest expense in connection with the beneficial conversion feature related to this debenture.

4.   COMMITMENTS

At the request of, and as approved by new management, Messrs. Charles and Picken have agreed to remain on the Board and hold positions as officers through a reasonable transition period. They have also agreed to provide business management advisory services and merger and acquisition services to the Company for up to three years. As consideration for such services, the Company has agreed to issue 1,800,000 shares of its Series B Voting Preferred Stock (changed from previously reported common stock) to each Messrs. Charles and Picken, and to pay $20,000 monthly to Coast Northwest Management LLC, a business consulting company owned and operated by Messrs. Charles and Picken. Also, new management has entered into an agreement with a consultant to provide business management advisory services for up to three years. As consideration for such services, the Company has agreed to issue 1,000,000 shares of its Series B Stock (changed from previously reported common stock), and to pay $8,000 monthly to the consultant.

5.   SUBSEQUENT EVENTS

At a September 11, 2001 annual shareholders meeting, shareholders approved an amendment to the Company's Articles of Incorporation changing the Company name to Fortune Credit & Insurance Services, Inc. Also, shareholders approved an amendment to the Articles to increase the number of shares of common stock, par value $0.001 authorized for issuance from 200 million to 850 million; and to increase the number of shares of undesignated preferred stock, par value $0.001 authorized for issuance from 50 million to 300 million. Additionally, shareholders approved an amendment to the Company's Articles of Incorporation to change the par value of the Common Stock from $.001 to $.0001 and to change the par value of the Preferred Stock from $.001 to $.0001.

Effective September 17, 2001 the Board of Directors approved the increase in the number of authorized Series B Voting Preferred shares from 15,000,000 to 45,000,000 shares.

The Company's Board of Directors has determined that pursuant to the Nevada Business Corporation Act, Saratoga has never received consideration for the stock which was issued in connection with the Access World Agreements and therefore, pursuant to the Nevada Act, the Agreements have been rescinded effective August 20, 2001 and the Company has directed its transfer agent to cancel the 65,928 shares issued in connection with the Access World Agreements.


                            PART II OTHER INFORMATION

Item  1.  Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party to, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item  2.  Changes In Securities and Use of Proceeds

Effective July 3, 2001 the Company had a reverse split of its common stock whereby the holders of issued and outstanding common shares, common share warrants and common share options were entitled to one Common share for each forty five Common shares (including Common share equivalents) held. All share amounts presented herein are after this reverse stock split. Also, at that same time the Company's trading symbol on the OTC Bulletin Board was changed from STGA to SRGO.

Prior to the Share Exchange between Saratoga and Fortune, Saratoga acquired Processing Plus, Inc. and assumed its debenture subscription receivable for $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible
Redeemable Debenture due December 27, 2002 to three non-related parties in a private placement. The Company assumed the obligation for the Debenture as well as the proceeds from the Debenture as part of the purchase of Processing Plus. The Series A Debenture and the shares into which it are to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Series A Debenture is convertible into the Company's common stock at a conversion price of 61.95% of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. During the three months ended July 31, 2001 $76,250 of this debenture was converted into 30,935,896 shares of common stock at an average price of $.0025 per share.

Prior to the July 12, 2001 effective date of the Share Exchange Agreement between Fortune and Saratoga, Fortune issued $1,000,000 principal amount of an 8% Series A Senior Subordinated Convertible Redeemable Debenture due July 8, 2003 (the "Fortune Debenture"). Fortune issued $975,000 of the Fortune Debenture to three non-related parties in a private placement. The remaining $25,000 of the Fortune Debenture was issued for cash to a shareholder who owned 9.14% of the voting stock of the Company at July 31, 2001. The Company assumed the obligation for the Debenture as well as the proceeds from the Debenture subscription receivable as part of the Share Exchange with Fortune. The Fortune Debenture and the shares into which it are to be converted were exempt from registration in reliance on Rule 504 of Regulation D of the Securities Act of 1933. The Fortune Debenture is convertible into the Company's common stock at a conversion price of 61.95% of the lowest closing bid price of the common stock on any of the three trading days immediately preceding the date of receipt of the conversion notice. At July 31, 2001 none of the Fortune Debenture was converted into shares of common stock. Subsequent to July 2001, an additional $150,000 of this Debenture subscription was received. There is no assurance that the remainder of this Debenture subscription will be received in the future. In connection with the assumption of the Fortune Debenture, the Company expects to record up to $614,000 of additional paid-in capital representing the beneficial conversion feature value of the conversion price discount as the Debenture subscription is collected. This amount is charged to interest expense when the Debenture first becomes convertible, which is when the funds are received. For the three and nine month periods ended July 31, 2001, $15,357 was charged to interest expense in connection with the beneficial conversion feature related to this debenture.

Effective July 3, 2001, the Company issued 30,000,000 shares of its Common Stock and 15,000,000 shares of its Series B Voting Preferred Stock to the six shareholders of Fortune in exchange for all of the stock of Fortune in a Share Exchange. The shares were issued at par of $.001 per share. Such shares were issued without registration pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933.

The Company believed that each of the foregoing persons or entities to whom shares of common stock were issued were either "accredited investors" or "sophisticated investors" as defined in the Securities Act of 1933. Each had access to all material information regarding the Company, its business and financial condition prior to the offer and sale of the securities in question.

The Company took into consideration a number of factors in determining the price per share of its common stock in the described transactions. These consisted of
(1) the "restricted" nature of the securities (except for those transactions under Regulation D Rule 504); (2) the limited market for the Company's common stock on the OTC Bulletin Board; (3) the low book value per share; and (4) the Company's history of limited revenues.

For common stock issued in non-monetary transactions involving marketability discounts the Company's policy is to account for marketability discounts in accordance with guidelines provided by published empirical studies and financial research on marketability discounts.

Item 3.   Defaults Upon Senior Securities

          This Item is not applicable to the Company at this time.

Item  4.  Submission of Matters to a Vote of Security Holders

          This Item is not applicable to the Company at this time.

Item  5.  Other Information

          This Item is not applicable to the Company at this time.

Item  6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 2.6 Amended- Plan of Reorganization and Share Exchange Agreement effective July 12, 2001 by and between Saratoga International Holdings Corp and Agents Wanted.Net, Inc.

          (b)  Reports on Form 8-K:

               A Form 8-K was filed on July 27, 2001 in connection with the finalization of the Plan of Reorganization and Share Exchange Agreement effective July 12, 2001 by and between Saratoga International Holdings Corp and Agents Wanted.Net, Inc.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 9, 2001.

                                FORTUNE CREDIT & INSURANCE SERVICES, INC.

                                By:  /s/  Fred McGee

                              ------------------------------------------
                                Fred McGee
                                CEO, President and Director